Form 10-Q
period 1996-03-31
EMPIRE OF CAROLINA INC
filed 1996-05-15
CIK 312840

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              (Mark One)
              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended  March 31, 1996

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from _____________ to _____________

              Commission File No.                  1-7909

                            EMPIRE OF CAROLINA, INC.
             (Exact name of Registrant as specified in its charter)

               Delaware                                       13-2999480
 (State or other jurisdiction of incorporation or           (I.R.S. Employer
             organization)                               Identification Number)



            5150 LINTON BOULEVARD, 5TH FLOOR, DELRAY BEACH, FL 33484
                     (Address of principal executive office)
                                   (Zip Code)

                                 (407) 498-4000
               Registrant's telephone number, including area code)


          -------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report.)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

The number of shares outstanding of the issuer's Common Stock, $.10 par value, as of April 15, 1996 was 5,205,200.

                          PART I-FINANCIAL INFORMATION
Item 1.     FINANCIAL STATEMENTS

EMPIRE OF CAROLINA, INC., AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS (Continued)
- - --------------------------------------------------------------------------------

                                                                                          MARCH 31,           DECEMBER 31,
                                                                                            1996                  1995
                                                                                         ----------           ------------
                                                                                         (Unaudited)
ASSETS                                                                                            (In Thousands)

CURRENT ASSETS:
  Cash and cash equivalents                                                                 $    339              $  2,568
  Marketable securities                                                                          173                   189
  Accounts receivable, less allowances and other
    deductions (1996-$4,560 ; 1995-$4,290)                                                    29,336                48,957
  Inventories, net                                                                            39,367                30,178
  Prepaid expenses and other current assets                                                    4,174                 2,046
  Deferred income taxes                                                                        4,503                 5,596
                                                                                            --------               -------

          Total current assets                                                                77,892                89,534

PROPERTY, PLANT AND EQUIPMENT, NET                                                            22,894                23,640

EXCESS COST OVER FAIR VALUE OF
  NET ASSETS ACQUIRED                                                                         14,965                15,174

TRADEMARKS, PATENTS, TRADENAMES AND
  LICENSES                                                                                    10,052                10,253

OTHER NONCURRENT ASSETS                                                                        1,664                 1,552
                                                                                            --------               -------
                                                                                            $127,467              $140,153
                                                                                            ========              ========

EMPIRE OF CAROLINA, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS (Concluded)
- - --------------------------------------------------------------------------------

                                                                                            MARCH 31,           DECEMBER 31,
                                                                                              1996                  1995
                                                                                            ---------           ------------
                                                                                          (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY                                                                 (In Thousands)

CURRENT LIABILITIES:
  Notes payable and current portion of
    long-term debt                                                                          $ 46,510              $ 49,206
  Accounts payable - trade                                                                    13,828                17,516
  Accrued liabilities                                                                         11,576                15,975
                                                                                            --------              --------
          Total current liabilities                                                           71,914                82,697
                                                                                            --------              --------
LONG-TERM LIABILITIES:
  Convertible subordinated debentures                                                         13,923                13,851
  Senior subordinated notes                                                                    8,148                 7,959
  Deferred income taxes                                                                        2,057                 2,083
  Other noncurrent liabilities                                                                 3,054                 3,101
                                                                                            --------              --------

          Total long-term liabilities                                                         27,182                26,994
                                                                                            --------              --------

           Total liabilities                                                                  99,096               109,691
                                                                                            --------              --------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Common stock, $.10 par value, 30,000,000 shares authorized,  shares issued and outstanding:
    1996 - 5,205,000; 1995 - 5,195,000                                                           521                   519
  Preferred stock, $.01 par value, 5,000,000 shares
    authorized - 442,264 shares of Series A cumulative
    convertible preferred stock authorized, issued and outstanding                                 4                     4
    ($3,206,000 involuntary liquidation preference)
  Additional paid-in capital                                                                  33,256                33,193
  Retained earnings (deficit)                                                                 (4,815)               (2,659)
  Stockholders' loans                                                                           (595)                 (595)
                                                                                            --------              --------
          Total stockholders' equity
                                                                                              28,371                30,462
                                                                                            --------              --------

                                                                                            $127,467              $140,153
                                                                                            ========              ========

See notes to the consolidated condensed financial statements.

EMPIRE OF CAROLINA, INC., AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (Unaudited)
- - --------------------------------------------------------------------------------

                                                                                        Three Months Ended March 31,
                                                                                  -----------------------------------------
                                                                                         1996                  1995
                                                                                  -------------------   -------------------
                                                                                  (In Thousands Except Per Share Amounts)

NET SALES                                                                              $      22,186         $      19,088

COST OF GOODS SOLD                                                                            16,217                12,937
                                                                                       -------------         -------------
GROSS PROFIT                                                                                   5,969                 6,151

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                                                   7,298                 6,804

NONRECURRING RESTRUCTURING AND
  RELOCATION CHARGES                                                                                 0                 150
                                                                                       -------------         -------------

OPERATING LOSS                                                                                (1,329)                 (803)

OTHER INCOME (EXPENSES):
  Interest income, dividends and net realized gains                                                13                    54
  Interest expense                                                                            (2,132)                 (667)
                                                                                       -------------         -------------

           Total other income (expenses)                                                      (2,119)                 (613)
                                                                                       -------------         -------------

LOSS BEFORE INCOME TAXES                                                                      (3,448)               (1,416)

INCOME TAX BENEFIT                                                                             1,292                   410
                                                                                       -------------         -------------
NET LOSS                                                                               $      (2,156)        $      (1,006)
                                                                                       =============         =============

LOSS PER COMMON SHARE                                                                  $       (0.41)        $       (0.24)
                                                                                       =============         =============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                                                     5,201                 4,191
                                                                                       =============         =============

See notes to the consolidated condensed financial statements.

EMPIRE OF CAROLINA, INC., AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
- - --------------------------------------------------------------------------------

                                                                                        Three Months Ended March 31,
                                                                                  ------------------------------------------
                                                                                         1996                  1995
                                                                                  --------------------  --------------------
                                                                                               (In Thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                              $      (2,156)        $      (1,006)
  Adjustments to reconcile net loss to net cash used
    in operating activities:
    Non-cash adjustments                                                                        1,713                 2,316
    Changes in assets and liablilities                                                          1,815                (5,596)
                                                                                        -------------          ------------
          Net cash provided by (used in) operating
            activities                                                                          1,372                (4,286)
                                                                                        -------------          ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                                           (970)               (1,118)
  Proceeds from sale of marketable securities                                                        0                2,099
                                                                                        -------------          ------------
          Net cash provided by (used in) financing
            activities                                                                           (970)                  981
                                                                                        -------------          ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings (repayments) under lines-of-credit                                            (1,428)                7,178
  Repayment of notes payable                                                                   (1,268)               (2,925)
  Proceeds from issuance of common stock                                                           65                      0
                                                                                        -------------          ------------
          Net cash provided by (used in) financing
            activities                                                                         (2,631)                4,253
                                                                                        -------------          ------------

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                                                             (2,229)                  948

CASH AND CASH EQUIVALENTS,
  BEGINNING OF YEAR                                                                             2,568                 2,738
                                                                                        -------------          ------------

CASH AND CASH EQUIVALENTS,
  END OF PERIOD                                                                       $           339        $        3,686
                                                                                        =============          ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION:
    Interest paid                                                                      $        1,554       $           611
    Income taxes paid                                                                              43                   110



See notes to the consolidated condensed financial statements.

EMPIRE OF CAROLINA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)
THREE MONTHS ENDED MARCH 31, 1996 AND 1995
- - --------------------------------------------------------------------------------


1.    SUMMARY OF BUSINESS OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

      The consolidated condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations; however, the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K.

      In the opinion of management, the information contained in this report reflects all adjustments necessary to present fairly the results for the interim periods presented.

      Earnings per share - For the calculation of earnings per share for the first quarter of 1996 and 1995, all of the various outstanding stock options and warrants and convertible debentures are excluded from primary and fully-diluted earnings per share since they are anti-dilutive.

      Accounting for Stock-Based Compensation - In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," which was effective for the Company beginning January 1, 1996. SFAS No. 123 requires expanded disclosures of stock-based compensation arrangements with employees and encourages (but does not require) compensation cost to be measured based on the fair value of the equity instrument awarded. Companies are permitted, however, to continue to apply APB Opinion No. 25, which recognizes compensation cost based on the intrinsic value of the equity instrument awarded. The Company will continue to apply APB Opinion No. 25 to its stock based compensation awards to employees and will disclose the required pro forma effect on net income and earnings per share for the year ending December 31, 1996.

2.    INVENTORIES

                                March 31,         December 31,
                                  1996               1995
                                --------          -----------
                              (unaudited)

Finished goods             $      21,204       $      14,418
Raw materials                     10,980              13,591
Work-in-process                    7,183               2,169
                           -------------       -------------
                           $      39,367       $      30,178
                           =============       =============

      Inventories are net of writedowns for lower of cost or market reserves of $3,332,000 and $3,141,000 at March 31, 1996 and December 31, 1995,
      respectively.

3.    COMMITMENTS AND CONTINGENCIES

      Letters of credit - The Company had outstanding commitments under letters of credit totaling $1,184,000 at March 31, 1996 compared to $1,246,000 at December 31, 1995.

      Leases - Subsequent to March 31, 1996, the Company entered into an operating lease with a commencement date of June 15, 1996 for new molding machines having monthly lease payments of $25,000 for 120 months.

      Indemnifications - In connection with the sale of the assets used in the businesses of its wholly-owned subsidiaries, Isaly Klondike Company and Popsicle Industries Ltd. to Thomas J. Lipton Company and its affiliates in 1993, the Company agreed to certain indemnification obligations. The Company has established reserves for all claims known to it and for other contingencies in connection with the sale. During the quarter ended March 31, 1996, the Company reduced the reserves by $600,000 due to the expiration of time limitations. Although there can be no assurance that claims and other contingencies related to the sale will not exceed established reserves, the Company believes that additional exposure related to the indemnification obligations will not be material to the consolidated financial statements.

      During  1995,  the  Company  and  its   majority-owned   subsidiary,   CLR
      Corporation ("CLR"), were released from substantially all indemnification obligations including certain tax matters arising from the December 23, 1988 sale of General Defense Corporation to Olin Corporation by CLR's predecessor, Clabir Corporation. In exchange for the release, the Company paid $475,000 and extended the expiration date of the options granted to Olin Corporation from September 30, 1996 to September 30, 1997. The Company believes future obligations, if any, related to the indemnification will not have a material adverse effect on its consolidated financial statements.

      Litigation - An action was commenced on October 19, 1994 in the Court of Chancery of the State of Delaware (New Castle County) against the Company as a nominal defendant. The action names Maurice A. Halperin, Barry S. Halperin, Carol A. Minkin, Jeffrey Swersky, Carl Derman, Steven Geller and Halco Industries, Inc. as defendants. The complaint includes class and derivative claims. The Company is only a nominal defendant in the derivative claims, but the Company has agreed to indemnify the Halperin Group to the extent permitted by law, with certain exceptions. Certain defendants in interest (the Halperin Group and Messrs. Swersky and Derman) have stated that they intend to defend the claims vigorously. A motion to dismiss the claims was filed on behalf of the Company and Mr. Geller. The court granted the motion on February 5, 1996, dismissing the claims against each named defendant. The plaintiff has filed a notice of appeal which appeal was withdrawn on May 2, 1996.

      There are two suits claiming infringement of various intellectual property rights which have been filed against Marchon, Inc., a wholly-owned subsidiary of the Company. These claims are in various stages of litigation. The Company believes that it has meritorious defenses to the open claims and has provided reserves for its estimated costs to settle these matters. The Company does not believe that any additional amounts required to ultimately resolve these matters will have a material adverse effect on the Company's consolidated financial statements.

      The Company's operating subsidiaries and its former operating subsidiaries are subject to various types of consumer claims for personal injury from their products. The Company's subsidiaries maintain product liability insurance. Various product liability claims, each of which management believes is adequately covered by insurance and/or reserves, are currently pending. The Company does not believe the outcome of any of this litigation would have a material adverse effect on the Company's consolidated financial statements.

      Contingencies - The Company has been identified as a potentially responsible party, along with numerous other parties, at various U. S. Environmental Protection Agency ("EPA") designated superfund sites. It is the Company's policy to accrue remediation costs when it is probable that such costs will be incurred and when they can be reasonably estimated. Estimates of costs for future remediation are necessarily imprecise due to among other things, the allocation of costs among potentially responsible parties. Although it is possible that additional environmental liability related to these matters could result in amounts that could be material to the Company's consolidated financial statements, a reasonably possible range of such amounts cannot presently be estimated. Based upon the facts presently known, the large number of other potentially responsible parties and potential defenses that exist, the Company believes that its share of the costs of cleanup for its current remediation sites will not, in the aggregate, have a material adverse impact on its consolidated financial statements.

 Item 2. MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        Sales of the Company's products are seasonal in nature. Generally, the Company's largest sales occur in the third and fourth quarters of the year when it ships its toys for the Christmas shopping season and holiday products for the Christmas and Halloween shopping seasons. The Company's production generally is heaviest in the period from June through September. Management expects that the Company's quarterly operating results will vary significantly throughout the year.

Results of Operations - March 31, 1996 vs. March 31, 1995

        The results of operations for the three months ended March 31, 1996 reflects the impact of the Buddy L acquisition (which acquisition occurred on July 7, 1995). See 1995 Annual Report on Form 10-K for further information regarding this acquisition.

        Net sales for the three months ended March 31, 1996 increased by 16% to $22,186,000 from $19,088,000 for the three months ended March 31, 1995. The increase in sales was due primarily to the acquisition of the Buddy L(R) line of products in July 1995, sales of new products, and an increase in holiday product sales.

        The net loss for the quarter ended March 31, 1996 increased to $2,156,000 from $1,006,000 for the quarter ended March 31, 1995. The increase in the net loss is due primarily to higher selling, general and administrative expenses and higher interest expense.

        The following table shows sales and operating income from continuing operations by the Company's industry segments (in thousands):

                                             Three Months Ended
                                                 March 31,
                                             -------------------
     Net Sales:                              1996           1995
                                             ----           ----
       Toys                                $18,285        $16,463
       Holiday Products                      3,901          2,625
                                           -------        -------
     Net Sales                             $22,186        $19,088
                                           =======        =======

     Operating Income (loss):
       Toys                                $(1,207)       $  (484)
       Holiday Products                       (122)          (169)
       Nonrecurring restructuring
         and relocation charges                  0           (150)
                                           -------        -------
     Operating Loss                        $(1,329)        $ (803)
                                           =======        =======

        Toy sales increased $1,822,000 to $18,285,000 for the three months ended March 31, 1996 from $16,463,000 for the three months ended March 31, 1995. The increase was primarily due to approximately $9,805,000 of sales from acquired Buddy L(R) toy lines, sales of new products such as Big WheelieTM , and increased sales of ride-on products, in spite of the absence of Power RangerTM sales of approximately $7,062,000 which occurred during the first quarter of 1995.

        The Company's sales of holiday products increased 49% to $3,901,000 for the three months ended March 31, 1996 from $2,625,000 for the three months ended March 31, 1995 due to increased sales volume in the Easter product category.

        Gross profit margins were lower for the three months ended March 31, 1996 as compared to the three months ended March 31, 1995, due to loss of Power RangerTM sales, which products sold at higher margins than the Company's existing lines. However, the impact of the loss of the Power Ranger TM sales on the current quarter's operating income is reduced by the corresponding decrease in royalties on the sales of Power RangerTM products. For the quarter ended March 31, 1996, royalties which are included in selling expenses, were approximately 1% of sales as compared to approximately 6% of sales for the quarter ended March 31, 1995.

      Despite lower royalty expense, selling, general and administrative expenses were higher for the three months ended March 31, 1996 as compared to the three months ended March 31, 1995 primarily due to the continuing integration of Buddy L, including certain duplicate facilities costs, and the staffing of four strategic business units ("SBUs"). SBU's are accountable for the sales and marketing for specific product categories: ride-ons, outdoor activities and games, girls and boys toys and holiday products. Selling, general and administrative expenses for the three months ended March 31, 1996 included the reversal of approximately $600,000 of certain indemnification reserves. Selling, general and administrative expenses were approximately 33% of sales for the three months ended March 31, 1996 and 36% of sales for the three months ended March 31, 1995.

        In the toy segment, the operating loss was $1,207,000 for the quarter ended March 31, 1996 as compared to an operating loss of $484,000 for the quarter ended March 31, 1995. The increase in operating loss was due primarily to higher selling, general and administrative expenses.

        In the holiday product segment, operating loss was $122,000 for the quarter ended March 31, 1996 as compared to an operating loss of $169,000 for the quarter ended March 31, 1995. The decrease in operating loss was due to higher sales and profit margins.

        Nonrecurring restructuring and relocation charges were $150,000 for the quarter ended March 31, 1995 and related primarily to establishment of corporate headquarters in Delray Beach, Florida.

        Interest expense was $2,132,000 for the three months ended March 31, 1996 as compared to $667,000 for the three months ended March 31, 1995. Interest expense was higher due to the issuance of $7,580,000 of senior subordinated notes during the third quarter of 1995 to finance the Buddy L acquisition, and higher balances of the Company's revolving credit lines resulting from increased sales, inventory, and accounts receivable levels.

        The tax benefit for the three months ended March 31, 1996 and the three months ended March 31, 1995 approximates the federal statutory rate net of certain nondeductible expenses, primarily amortization of goodwill.


Liquidity and Capital Resources - March 31, 1996

        During April 1996, a bank issued a commitment to the Company to provide up to $85,000,000 in financing subject to documentation. The financing is for a three-year term at an interest rate of prime plus 1% or LIBOR plus 275 basis points. Of the $85,000,000, $12,000,000 will be in the form of a three-year term loan secured by the Company's domestic machinery, equipment and real property. The balance of the availability of borrowings under the proposed loan agreement is based on the Company's domestic accounts receivable and inventory balances as defined. The collateral under the proposed loan agreement is substantially all of the domestic assets of the Company. The facility will replace two existing domestic facilities of $25,000,000 each. The Company expects this facility to be available during the second quarter of 1996.

         The Company's accounts receivable decreased by $19,621,000 during the three months ended March 31, 1996. The cash generated from accounts receivable primarily funded the increase in inventory of $9,189,000, the decrease in accounts payable of $3,688,000, and the decrease of notes payable and current portion of long-term debt of $2,696,000. The Company's inventory, accounts receivable, accounts payable, and notes payable and current portion of long-term debt vary significantly by quarter due to the seasonal nature of the Company's business.

        Capital expenditures, principally the purchase of tooling for new products, were $970,000 for the first quarter of 1996 as compared to $1,118,000 for the first quarter of 1995.

        Subsequent to March 31, 1996, the Company entered into an operating lease with a commencement date of June 15, 1996 for new molding machines having monthly lease payments of $25,000 for 120 months.

        At March 31, 1996, the Company had letters of credit outstanding totaling $1,184,000.

        The Company intends to exercise its option to redeem all of the senior subordinated notes on July 7, 1996 (for 110% of the original principal amount) and thereby retire the related warrants to purchase common stock. The Company is currently reviewing financing alternatives available to it to accomplish this, and has filed a registration statement with the Securities and Exchange Commission on May 3, 1996 covering a proposed public offering of its common stock, a portion of the proceeds of which would be used principally for such purpose. There can be no assurance that any such financing will be available to the Company on terms acceptable to it or that the senior subordinated notes will be so redeemed.

          The Company believes that cash generated from operations, amounts expected to be available under the new bank credit facility and the net proceeds to the Company from the purposed public offering of common stock will be adequate to finance its anticipated operating needs for the foreseeable future, including the July 1996 repayment of the senior subordinated notes and the repayment of approximately $4,800,000 of notes issued in connection with the Buddy L acquisition. Early redemption of the senior subordinated notes will require the receipt of additional financing as described above.


                           PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

        (a.) Exhibits

Exhibit No.                  Description

27                           Financial   Data   Schedule,   which  is  submitted
                             electronically   to  the  Securities  and  Exchange
                             Commission for information only and not filed

                                    SIGNATURE




              Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 EMPIRE OF CAROLINA, INC.


              By: /s/ J. Artie Rogers
              J. Artie Rogers
              Senior Vice President - Finance, Assistant Secretary, Principal Financial Officer

              Dated:  May 14, 1996