Form 10-K/A
period 1995-12-31
EMPIRE OF CAROLINA INC
filed 1996-08-12
CIK 312840

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                  FORM 10-K/A
                                 AMENDMENT NO.1


ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
                                     1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995

                         COMMISSION FILE NUMBER 1-7909


                            EMPIRE OF CAROLINA, INC.
             (Exact name of registrant as specified in its charter)


                       Delaware                                                       13-2999480
    ---------------------------------------------------                 -----------------------------------------
    (State or other jurisdiction of                                        (I.R.S. Employer Identification No.)
    incorporation or organization)

     5150 Linton Boulevard, Delray Beach, Fl.                                           33484
    -----------------------------------------                                           -----
    (Address of principal executive offices)                                          (Zip Code)

    Registrant's telephone number, including area code                              (407) 498-4000
    --------------------------------------------------                              --------------

    Securities registered pursuant to Section 12(b) of the Act:

             Title of each class                                Name of each exchange on which registered
             -------------------                                -----------------------------------------
    Common Stock, par value $.10 par value per share                    American Stock Exchange

    Securities registered pursuant to Section 12(g) of the Act:  None.

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  YES  X      NO
                                               ---        ---

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in the proxy statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ].

    The aggregate market value of the voting stock held by non-affiliates of the Registrant, as of March 15, 1996, was $21,324,000 (assuming solely for the purpose of this calculation that all directors and officers of the Registrant are "affiliates").

    The number of shares outstanding of the Registrant's Common Stock, par value $.10 per share, as of March 15, 1996, was 5,205,200.

    Documents Incorporated by Reference:  None.

                                     PART I

ITEM 1.  BUSINESS.

GENERAL


         Empire of Carolina, Inc., a Delaware corporation and its subsidiaries ("Empire" or the "Company") is a designer, manufacturer and marketer of a broad variety of toys and plastic decorative holiday products. The Company manages its business through four strategic business units ("SBUs") which are accountable for specific product categories: (i) ride-on products including Big Wheel(R) and Power Driver(R) brands; (ii) outdoor activities and games such as Snow Works(TM) winter sleds and Water Works(TM) water slides and pools (including Crocodile Mile(R) water slides); (iii) girls and boys toys featuring Buddy L(R) cars, trucks and other vehicles and Grand Champions(R) collectible horses; and (iv) holiday products featuring plastic decorative holiday display items.



         Empire has been a toy manufacturer for approximately 40 years. The Company's business experienced significant change in 1993 when substantial non-toy operations were sold, and since mid-1994 the Company has undergone a change of control and management, established a new business strategy, and effected two acquisitions which added established core toy product lines to the Company's business. Following the divestitures of non-toy businesses, Empire's operations were focused on its toy business, including the Big Wheel(R) non-powered ride-on product line which has been sold throughout the United States since 1970, and its plastic decorative holiday products business.



         In the third quarter of 1994, current principal stockholders of the Company, led by Steven Geller, the current Chairman and Chief Executive Officer of the Company, acquired control of Empire as a base from which to build a diversified toy and plastic products manufacturing company. In October 1994, Empire acquired Marchon, Inc. ("Marchon") a toy designer, marketer and manufacturer founded and managed by Marvin Smollar, the current President and Chief Operating Officer of the Company. Marchon's core toy products included Grand Champions(R) collectible horses and Crocodile Mile(R) water slides. Marchon had substantial experience at manufacturing toy products in the Far East. In July 1995, Empire acquired the toy business and certain related liabilities of Buddy L Inc. and its Hong Kong subsidiary (such assets and liabilities collectively, "Buddy L"). , one of the oldest toy brands in the United States whose core toy products included plastic and metal toy cars, trucks and other vehicles and battery-operated ride-ons.



         The Company's net sales were $153.7 million, $58.0 million and $41.4 million, respectively, for the years ended December 31, 1995, 1994 and 1993. The Company's toy business net sales were $121.6 million, $33.0 million and $21.1 million, respectively, for the years ended December 31, 1995, 1994, and 1993, and contributed 79%, 57% and 51%, respectively, of the Company's consolidated net sales. On an unaudited pro forma basis, 1995 toy sales of the Company, including Buddy L's sales for all of 1995, would have been $155.0 million, or 83% of unaudited pro forma combined sales. In addition, net sales of decorative holiday products were $32.2 million, $25.0 million and $20.2 million, respectively, for the years ended December 31, 1995, 1994, and 1993, and contributed approximately 21% of the Company's consolidated net sales in 1995, 43% in 1994 and 49% in 1993. See Note 13 of Notes to Consolidated Financial Statements.

         The Company's executive offices are located at 5150 Linton Boulevard, Delray Beach, Florida 33484, telephone (407) 498-4000.


INDUSTRY



         The Toy Industry



         According to the Toy Manufacturers of America, Inc. ("TMA"), an industry trade group, total domestic shipments of toys, excluding video games and accessories, were approximately $13.4 billion in 1995. According to the TMA, the United States is the world's largest toy market, followed by Japan and Western Europe. The Company estimates that the three largest U.S. toy companies, Mattel, Inc. ("Mattel"), Hasbro, Inc. ("Hasbro") and Tyco Toys, Inc. ("Tyco"), collectively were responsible for less than half of total domestic toy shipments in 1995. In addition, hundreds of smaller companies compete in the design and development of new toys, the procurement of licenses, the improvement and expansion of previously introduced products and product lines and the marketing and distribution of toy products.



         Many factors influence the success of a given toy or product line including product design, play value, pricing, marketing, in-store exposure and product availability. While the success of some toy categories vary, other categories generally perform well from year to year. The perennial best sellers, which form the backbone of the toy business, are referred to as "core" or "staple" toys. Less enduring products with relatively short life cycles are referred to as "fad" or "promotional" items. Along with providing opportunities for fun and learning, toys traditionally mirror scientific progress, changes in social attitudes and topical customs and values from the adult world. Many of the toys which garner the most attention reflect the latest technological advances, incorporate characters made popular in other mediums or are innovative extensions of core products.



         Toy production is a labor intensive process requiring molding and shaping or cutting and sewing, coloring, painting or detailing, assembling, inspecting, packaging and warehousing. Management believes that the substantial majority of the toys sold in the U.S. are manufactured, either in whole or in part, overseas where labor rates are comparatively low. The largest foreign producer markets are China and, to a lesser extent, other countries in the Far East. Most foreign production is performed by independent contractors who utilize tools, molds and designs provided by U.S. toy companies and who manufacture products under exclusive contracts. While foreign manufacturing operations generally have relatively inexpensive labor costs, such operations require greater lead times than domestic manufacturing and also result in greater shipping costs, particularly for larger toys. The design, production and sale of toy products in the U.S. are subject to various regulations. See "Business - Regulation."



         Toy manufacturers sell their products either directly to retailers, or to wholesalers who carry the product lines of many manufacturers. There are nearly 74,000 retail outlets in the United States which sell toys and games. These outlets include small, independent toy stores; large toy specialty retailers; general merchandise discount chains; department, drug and variety stores; gift and novelty shops; price clubs and mail order catalogues. Despite the broad number of toy outlets, retail toy sales have become increasingly concentrated through a small number of large chains, such as Toys "R" Us, Inc. ("Toys "R" Us"), Wal-Mart Stores, Inc. ("Wal-Mart"), Kmart Corporation ("Kmart") and Target Stores, Inc., a division of Dayton-Hudson Corp. ("Target"), which generally feature a large selection of toys, some at discount prices, and seek to maintain lean inventories to reduce their own inventory risk. This concentration has tended to favor larger manufacturers who are able to offer these retail chains broader product offerings, higher levels of advertising and marketing support and consistent product support through electronic data interchange and just-in-time delivery programs. The Company believes that the leading toy retailers desire to have a greater number of toy suppliers which offer a variety of quality, branded product lines and which have the financial strength to support the retailers' product distribution requirements.



         While toys are sold year round, toy industry retail sales are heavily weighted toward the fourth quarter when many toys are purchased as holiday gifts. Each calendar year begins with a major international toy fair held in Hong Kong in the first week in January. This trade show is expanded and repeated in New York in the middle of February. The toy fairs allow manufacturers to display their current lines and begin the process of generating purchase orders for the important holiday season. Due to the seasonality and long lead times required for foreign production, retailer buying activity tends to significantly lead production and shipment. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Seasonality and Quarterly Results."



         Licensing is a major influence on the toy industry affecting virtually all product categories. Licensing is the business of leasing the right to use a legally protected name, graphic, logo, saying or likeness in conjunction with a product, promotion or service. Licensing is usually accomplished by a formal agreement between the owner or agent of the licensed property (the licensor) and the prospective licensee and typically defines the limits of the license, the standards to be maintained and the compensation (royalties) to be paid the licensee.



         Plastic Decorative Holiday Products Industry



         Plastic decorative holiday products, such as Santa Clauses, snowmen, pumpkins, and Easter baskets, and lighted home and lawn decorative items, generally are sold through retail outlets including mass merchants, home improvement chains and lawn and garden chains. While the decorative holiday products industry is generally highly fragmented with no dominant market leader, the Company believes that it has a leading market position in several of the product categories in which it participates.


PRODUCTS


         The Company produces and sells over 300 items which are grouped into four distinct product categories: Ride-ons, Outdoor Activities and Games, Girls and Boys Toys and Holiday Products.


         Ride-ons


         Big Wheel(R), an internationally recognized branded product, is a three-wheeled, pedal-driven ride-on targeted to appeal to children seven and under and has been marketed in the United States since 1970. Big Wheels(R) are manufactured in a variety of sizes and designs to appeal to various age groups. Certain Big Wheels(R) utilize the Harley Davidson(TM) licensed trademark and styling. Power Driver(R) products are battery operated ride-on vehicles that resemble off-road vehicles, domestic passenger vehicles, motorcycles and racing cars and are targeted at children ages 1 1/2 through seven. Power Drivers(TM) are powered by D Cell or rechargeable batteries and come in either three wheeled or four wheeled models. Power Drivers(TM) are designed for either one or two passengers and travel at speeds ranging from one to five miles per hour. Several models travel in both forward and reverse and certain models are designed for multi-surface use - hard surfaces, grass and small hills.

         Outdoor Activities and Games


         Snow Works(TM) winter products consist of plastic sleds, toboggans, snowboards, saucers and similar sledding items that come in a variety of styles, sizes and colors. While considered toys, they are also distributed in the traditional sporting goods market and are targeted to the toddler to teenage age groups. Water Works(TM) spring and summer products include above ground pools, water slides and smaller plastic wading pools targeted to toddlers through adult groups and plastic sand boxes targeted to children. Crocodile Mile(TM) water slides, a long plastic mat over which water is run, is targeted to the five to teenage age groups. Seasonal toys also include spring and summer items such as T-ball sets, junior golf sets, plastic slides and other outdoor plastic toys. The product lines in this SBU strongly favor domestic production where, through its quick manufacturing turnaround capability, the Company can take advantage of weather conditions which stimulate strong reorder business.


         Girls and Boys Toys


         Boys Toys. Buddy L(R) vehicles consist of a wide variety of plastic and metal cars, trucks, airplanes and helicopters. Buddy L(R) vehicles feature electronic voice, lights, sounds, as well as motorized actions and are primarily targeted to boys ages two to eight. Buddy L(R) products include highly detailed, scale replicas of actual vehicles. A few examples include:
Dodge Ram(R) 1500 pick-up truck, Ford Mustang GT(R), Chevrolet Camaro(R), Jeep(R) Grand Cherokee, Sikorsky(R) Helicopter, F-14 Tomcat Jet, Kenworth(R) 18 Wheelers and Harley- Davidson(R) Motorcycles. Buddy L(R) also offers a wide array of preschool rescue and construction theme vehicles of various shapes and sizes for children ages two through four.



         Girls Toys. Grand Champions(R) is a branded line of collectible horses and accessories which includes realistically sculpted and detailed horses. The Grand Champions(R) line has been offered by the Company for eight years, and has grown through introductions of new breeds, poses, colors, features and packaging. The Sound N' Action Stallion(TM) collection features realistic sounds and features. These horses snort, whinny, "gallop," stomp their foot and rear on their hind legs. Fantasy Fillies(TM) is a new line of colorful horses which were introduced at the 1996 New York Toy Fair. Unicorn and Pegasus Fantasy Fillies(TM) have long manes and tails while Star Prancers have sparkling lights on their manes which can be activated by pulling on their reins.


         Holiday Products


         This family of highly decorated plastic products has illuminated millions of homes and lawns for the last 30 years. Holiday products come in a range of colors, styles and sizes for three major holidays: Easter, Halloween and Christmas. These products include Easter baskets and bunnies, Halloween pumpkin baskets, scarecrows and ghosts, and Christmas nativity scenes, Santa Clauses, snowmen and outdoor candles. Certain of these products are illuminated. In 1996, the Company will introduce Light Toppers(TM) brand Halloween and Christmas decorations, an innovative new way to decorate walkways and trees.


STRATEGIC BUSINESS UNITS

         In order to exploit the available market opportunities in each of the Company's four major product categories, the Company's products are managed through four strategic business units, each of which has a general manager accountable for its discrete product lines. SBUs operate across functional lines within the Company to facilitate the design, development, marketing, and manufacturing of products within their SBUs. The SBU manager is supported by a direct team of employees as well as support services from other departments, including product development, sales and manufacturing. Management believes that the SBUs create a highly focused, entrepreneurial environment within the Company, and enable each SBU to tailor its products and services to the needs of major customers and to respond quickly and efficiently to changes in the competitive environment.

MARKETING AND SALES

         Toys


         The Company's toy products are sold throughout the world, with the United States representing approximately 90% of estimated 1995 revenues. The balance is sold primarily in Western Europe and South America. In the United States, the Company's products are distributed directly to large retailers, including independent toy stores, toy specialty retailers, general merchandise chain stores, department stores, gift and novelty shops and other retail outlets and, to a lesser extent, to wholesalers who carry the product lines of many manufacturers. In international markets, products are distributed primarily through distributors and direct sales to retailers.



         Although the Company sells to over 1,000 accounts, the Company's three largest customers accounted for an aggregate of approximately 51% of its toy sales in 1995. Sales to Toys "R" Us, Wal-Mart and Kmart accounted for 23%, 15% and 13% of toy sales, respectively, in 1995; 18%, 17% and 11% of toy sales, respectively, in 1994; and 17%, 14% and 8% of toy sales, respectively, in 1993. Of the Company's 1995 consolidated net sales, including sales of holiday products, Toys "R" Us accounted for 18%, Wal-Mart accounted for 18% and Kmart accounted for 12% of such net sales. No other customer accounted for more than 10% of the Company's consolidated net sales in those years. The loss of one or more of the Company's largest customers would have a material adverse effect on the Company's business, financial condition and results of operations.



         In general, the Company's major customers review its product lines and product concepts for the upcoming year at showings beginning in January and February. By the end of June, the Company has historically received orders or order indications for a substantial majority of its full year's toy business. As is customary in the toy industry, these orders generally may be canceled without penalty at any time before they are shipped. Historically, the greatest proportion of shipments of products to retailers occurs during the third and fourth quarters of each year.



         The Company markets its toys principally through an in-house sales force and a full-time marketing staff that covers most of the United States.
In addition, the Company uses several independent sales organizations to serve selected customers or territories, although it has been decreasing its historical emphasis on such organizations. The Company maintains sales offices and showrooms in New York City and Hong Kong for its toy products, as well as a Hong Kong office to oversee the sourcing of foreign production. See Note 13 of Notes to Consolidated Financial Statements.



         Historically, the Company's principal mode of advertising has been cooperative advertising. Starting in 1995, the Company selectively expanded its marketing budget to include television advertising, which generally focuses on the promotion of individual products, such as the Big Wheelie(TM), which reinforce and strengthen a core product line.

         Holiday Products


         The Company markets its holiday items through an in-house sales force of full-time salaried employees and approximately 10 independent sales organizations. Senior sales management supervises an independent sales network, with management controlling the largest accounts as house accounts. The Company maintains sales offices and showrooms in New York City for its holiday products along with its toy business. Holiday products are sold to a national market of approximately 35 large retail store chains and to numerous other customers, including wholesalers, distributors and retailers. The Company's marketing strategy also reflects changes in the retailing industry which have created significant new channels of distribution for decorative holiday products, such as home improvement and lawn and garden chains.



         Wal-Mart and Target accounted for approximately 29% and 13%, respectively, of the Company's holiday product net sales in 1995. No other holiday product customer accounted for more than 10% of the Company's total holiday net sales in 1995. The loss of either of these major customers could have a material adverse effect on the Company's holiday product sales and on the Company as a whole.


         The Company advertises its holiday items through cooperative advertising allowances to its customers. Management believes that because the Company produces primarily staple products that have achieved market acceptance, it has been able to keep its advertising costs as percentage of holiday products sales low. In 1995, this rate was less than 1%.

NEW PRODUCT DEVELOPMENT AND LICENSING


         Through its product design and development group, the Company regularly refreshes, redesigns and extends existing product lines and develops new product lines. Product design and development are principally conducted by a group of professional designers and engineers employed by the Company. The Company will also enter into licensing agreements to utilize the name, character or product of a licensor in its product line. The Company generally focuses on a licensing agreement as an extension of one of its core product categories. Management recognizes the importance of licensing and continues to conservatively participate in this marketing strategy. The Company's current licenses include certain rights to Harley-Davidson(R), Disney(R) characters, Chevrolet(R), Chrysler/Jeep(R) and Goodyear(R) trademarks.






         The Company devotes substantial resources to product design and development. During the year ended December 31, 1995 the Company spent approximately $3 million in connection with the design and development of products, exclusive of royalty payments, as compared to approximately $1.1 million during 1994 and approximately $300,000 during 1993. Management expects research and development expenses to be approximately $3.5 million during 1996. Management also expects the rate of growth of the Company's research and development expenditures to decline from the rate of growth in recent years, primarily as a result of the substantial increases in such expenditures following the Change of Control. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- General."



         Product introductions have focused and generally will continue to focus on line extensions relating to core product categories. Before tools, dies and molds for new products are produced, the Company generally prepares mock-ups of such products for exhibition to its customers. The decision to include a new product and to build or have built the necessary tools, dies and molds generally requires preliminary acceptance of the new product by major customers. With respect to new product introductions, the Company's strategy is to begin production on a limited basis until a product's initial success has been proven in the marketplace. The production schedule is then modified to meet demand.



         The Company uses licenses with third parties to permit the Company to manufacture and market toys based on properties which have developed their own popular identity, often through exposure in various media such as television programs, movies and cartoons. The Company focuses on licensing agreements to extend its core product categories. Management recognizes the importance of licensing and continues to conservatively participate in this marketing strategy. Sales of Power Rangers(TM) products represented approximately 18% of toy sales and 14% of consolidated net sales in 1995, and total sales of toys using licensed trademarks represented approximately 32% of toy sales and 25% of consolidated net sales in 1995. With the exception of Power Rangers(TM), no license involved more than 5% of the Company's toy sales in 1995. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Results of Operations."



         The Company makes selective use of independent toy designers and developers, who bring products to the Company and are generally paid a royalty on the net selling price of any products licensed by the Company. These independent toy designers may also create different products for other toy companies. Sales of products developed by outside inventors were approximately 11% of toy sales and 8% of consolidated sales in 1995.


MANUFACTURING


         The Company has substantial domestic manufacturing and international sourcing capabilities. Approximately 65% of the Company's consolidated net sales in 1995 were attributable to products manufactured in the United States. In contrast, the products of many toy companies are principally manufactured by third parties in the Far East. The Company also has considerable experience in sourcing products through the Far East, which has enabled the Company to develop extensive contacts and expertise in dealing with foreign sources of production. The Company evaluates a number of factors when determining whether to manufacture domestically or source through the Far East, including the available lead time and shipping and labor costs.


         Domestic


         The Company believes that its 1.2 million square foot manufacturing facility in Tarboro, North Carolina is one of the largest plastic toy manufacturing facilities in the United States, and offers a broad array of manufacturing capabilities, including extrusion, vacuum, blow, injection and rotation plastic molding processes, as well as assembly, sealing and warehousing operations. In order to provide greater flexibility in the manufacture and delivery of products, and as part of a continuing effort to reduce manufacturing costs, the Company is concentrating production of its domestically manufactured core products in the Tarboro facility.



         The Company also leases on a month-to-month basis a factory and warehouse facility located in Gloversville, New York where some of the Buddy L(R) products are still manufactured. The Company decided not to acquire the Gloversville facility in connection with the Buddy L acquisition and is in the process of closing that facility and transferring all domestic production to Tarboro, which the Company believes will result in significantly improved overhead absorption and higher operating efficiencies. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- General."



         The Company expects the machinery and equipment at its Tarboro facility to have a relatively high level of capacity utilization during peak production periods after the domestic manufacturing operations of Buddy L are fully integrated. However, such facility will continue to have substantial additional capacity during non-peak production periods and, if additional domestic manufacturing capacity is needed or desired, the Tarboro facility has significant amounts of available space for the installation of additional machinery and equipment. Beyond increasing utilization, the Company has started a significant capital investment program to upgrade the Tarboro facility, including purchase of new equipment, the reconditioning and refurbishing of machines and tools, and the rearrangement of production flows in order to optimize worker efficiency and plant capacity. Management believes these steps will yield additional manufacturing efficiencies and cost savings. However, recoupment of the Company's expenditures on this modernization program will require more than one year, and no assurance can be given as to the Company's ability to achieve any level of utilization or increased productivity.


       The Company bases its production schedules on customer orders, historical trends, the results of market research and current market information. The actual shipments of products ordered and the order cancellation rate are affected by consumer acceptance of the product line, the strengths of competing products, marketing strategies of retailers and overall economic conditions. Unexpected changes in these factors can result in a lack of product availability or excess inventory in a particular product line. Accordingly, the Company closely monitors market activity and adjusts production schedules accordingly.

         The Company manufactures its products chiefly from plastic resins.
The Company purchases certain plastic and non-plastic component parts and accessories from various sources, including several located in Asia and Mexico. Products are assembled, painted, decorated and packaged at the Company's facilities and stored there for shipment.

         Foreign


         The Company seeks sources product from various manufacturers in the Far East through its facilities in Hong Kong. Approximately 40 manufacturers are utilized for this purpose, with over 98% of this production taking place in China. The Company's policy is generally to maintain ownership of all tooling used in manufacturing its toys. Items sourced by the Company in the Far East generally are sold under letters of credit to U.S. and international customers. However, approximately 30% of the Company's foreign production (based on cost) is sold in inter-company transactions to Empire in the United States which in turn sells it to U.S. customers which cannot open letters of credit or which require shorter lead times than the Company's foreign production program permits.


         The inability to obtain its products from foreign manufacturers because of trade restrictions, work stoppages or otherwise, or a material rise in tariffs, could have a material adverse effect upon the Company's business, financial condition and results of operations.

RAW MATERIALS


         The basic raw materials used by the Company are petrochemical resin derivatives such as polyethylene and high impact polystyrene. Petrochemical plastic resin derivatives were the single largest raw material component in cost of goods sold in 1995. The cost of resin has been subject to volatility during the past two years. In 1995, the Company obtained approximately 28% of its petrochemical derivatives from a major domestic chemical company and the balance from several other sources. The Company generally does not enter into long-term supply contracts. The Company believes that an adequate supply of petrochemical derivatives is available from existing and alternate suppliers. There can be no assurance, however, that there will not be disruptions in the availability of such supply. The other materials necessary to the various aspects of the Company's business are generally available in the marketplace from numerous suppliers.



         Costs of petrochemical derivatives are affected by domestic demand and supply as well as the value of the United States dollar in relation to foreign currencies. The Company does not enter into any hedging or similar transactions with respect to its raw materials. During 1994 the price of polyethylene increased by approximately 80% from the levels at the end of 1993, with the increases primarily occurring in the third and fourth quarter of 1994. The Company has raised prices in an effort to pass along a portion of these cost increases. The Company was unable to pass along a significant portion of the price increases during 1995. At the beginning of 1995, the price of polyethylene declined but still remains above historical levels. Due to the time lag between the purchase of raw materials and the sale of finished goods, results of operations may be only partially affected in the period in which such prices change. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Impact of Inflation."


COMPETITION


         The toy industry is highly competitive, with competition based primarily on product design, promotion, price, quality and play value. In recent years, the toy industry has experienced rapid consolidation driven, in part, by the desire of industry competitors to offer a range of products across a broader variety of categories. The Company competes with several larger toy companies, such as Mattel, Hasbro and Tyco, and many smaller companies in the design and development of new toys, the procurement of licenses, the improvement and expansion of previously introduced products and product lines and the marketing and distribution of its product. The larger toy companies, which generally have greater financial resources than the Company, have generally pursued a strategy of focusing on core product lines. Core product lines are those lines which are expected to be marketed for an extended period of time, and which historically have provided relatively consistent growth in sales and profitability. By focusing on core product lines, such toy manufacturers have been able to reduce their reliance on new product introductions and the associated risk and volatility. The Company also competes with various foreign toy manufacturers and marketers. Toy manufacturers such as the Company also compete with recreational products and services that are alternatives or substitutes for toys, including video games and computer software entertainment products. It is common in the toy industry for companies to market products which are similar to products being successfully marketed by competitors. Further, the introduction of new products and product lines by the Company makes its operations susceptible to the risks associated with new products, such as production, distribution and quality control problems and the need to gain customer acceptance.

         The sale of holiday products is also competitive. The primary competitive factors in the sale of holiday products are price, design and product quality. The decorative holiday products industry is generally highly fragmented with no dominant market leader. However, the Company believes that it has a leading market position in several of the product categories in which it participates and the Company is not aware of any other major manufacturer with a significant market share in most of the product categories in which the Company participates.





REGULATION


         The Company's toys are subject to the provisions of the Consumer Product Safety Act, the Federal Hazardous Substances Act (including the Federal Child Protection and Toy Safety Act of 1969) and the Flammable Fabrics Act, and the regulations promulgated thereunder. The Consumer Product Safety Act and the Federal Hazardous Substances Act, enable the Consumer Product Safety Commission ("CPSC") to exclude from the market consumer products that fail to comply with applicable product safety regulations or otherwise create a substantial risk of injury, and articles that contain excessive amounts of a banned hazardous substance. The Flammable Fabrics Act enables the CPSC to regulate and enforce flammability standards for fabrics used in consumer products.


         In addition, the Company may be required to give public notice of any hazardous or defective products and to repair, replace or repurchase any such products previously sold. The Company is also required to report to the CPSC any information which reasonably supports the conclusion that any of its products may be defective or entail a substantial risk of injury to the public. The Company is also subject to various state, local and foreign laws designed to protect children from hazardous or potentially hazardous products. If any of the Company's products materially contributing to its dollar volume of sales were found to be hazardous to the public health and safety or to contain a defect which created a risk of injury to the public, it could have a material adverse effect on the Company's business, financial condition and results of operations.

         The Company maintains a quality control program to comply with the various federal, state, local and international product safety requirements, as well as to maintain appropriate quality and reliability standards of its products.


         The Company uses paint and other raw materials classified as hazardous substances and generates waste in the manufacture of its products. The Company is subject to federal and state regulations in the emission, storage and disposal of such materials.



TRADEMARKS AND PATENTS



         The Company believes that selective use of patent, copyright and trademark protection is significant in protecting the Company's rights in its products and establishing product recognition. The Company has registered more than 60 trademarks in the U.S., including Big Wheel(R), Crocodile Mile(R), Zig Zag Zoom(R), Grand Champions(R), MR-1 Racing(R), Power Drivers(R) and Buddy L(R), and owns approximately 30 U.S. patents, including several relating to features of its Crocodile Mile(R) water slides. Other U.S. trademark and patent applications are pending. The Company has also sought and obtained trademark protection with respect to certain of its product lines in selected countries outside of the United States in which such products are sold.

EMPLOYEES


         At December 31, 1995, the Company had approximately 1,200 employees in the United States approximately 1,000 of whom were full-time, and approximately 40 employees in Hong Kong and China. Two employees of the Company who work in the Company's button, buckle and novelty item business are covered by a collective bargaining agreement which expires on September 30, 1997. The Company has signed a letter of intent with respect to the sale of such business. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- General." The Company generally considers its employee relations to be good.


OTHER


         The Company also manufactures and sells apparel buttons, buckles and novelty items for use in the garment industry. The Company has signed a letter of intent with respect to the sale of this business. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- General."


FORWARD-LOOKING INFORMATION MAY PROVE INACCURATE

         This Annual Report contains various forward-looking statements and information that are based on management's beliefs as well as assumptions made by and information currently available to management. When used in this document, the words "expect," "anticipate," "estimate," and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. Among the key factors that may have a direct bearing on the Company's results are the reliance on key customers, seasonality of the Company's business, competitive practices in the toy and seasonal products industries generally and particularly in the Company's principal markets, the ability of the Company to meet existing financial obligations in the event of adverse industry or economic conditions or to obtain additional capital to fund future commitments and expansion, the Company's relationship with employees and the impact of current and future laws and governmental regulations affecting the toy industry and the Company's operations.

ITEM 2.  PROPERTIES.

                                                SEGMENT                          GENERAL CHARACTER
              LOCATION                       USING PREMISES                     AND USE OF PROPERTY
              --------                       --------------                     -------------------


 OWNED:(1)

 TARBORO, NC                        TOY & HOLIDAY BUSINESS           1,200,000 SQ. FT. OF FACTORY, WAREHOUSE
                                                                     AND OFFICE SPACE


 TARBORO, NC (BUTTONS)              TOY BUSINESS                     24,000 SQ. FT. OF FACTORY SPACE


 LEASED:


 GLOVERSVILLE, NY                   TOY BUSINESS                     636,000 SQ. FT. OF WAREHOUSE & FACTORY
                                                                     SPACE

 MAYFIELD, NY                       TOY BUSINESS                     86,000 SQ. FT. OF WAREHOUSE SPACE


 NEW YORK, NY                       TOY & HOLIDAY BUSINESS           29,000 SQ. FT. OF SHOWROOM SPACE (4)


 DELRAY BEACH, FL                   EXECUTIVE OFFICES                16,000 SQ. FT. OFFICE SPACE


 HONG KONG                          TOY BUSINESS                     2,600 SQ. FT. OFFICE SPACE


 HONG KONG                          TOY BUSINESS                     1,200 SQ. FT. SHOWROOM

 NEW YORK, NY                       TOY BUSINESS (3)                 3,500 SQ. FT. SHOWROOM


 NEW YORK, NY(BUTTONS)              TOY BUSINESS                     3,000 SQ. FT. SALES AND DISTRIBUTION
                                                                     FACILITY


 ST. LOUIS                          (2)                              122,000 SQ. FT. WAREHOUSE SPACE

- -------------------------
(1) The real property owned by the Company is free of material liens and encumbrances.

(2) Marchon leases this property from an affiliate of an officer. This facility has been minimally occupied since Marchon moved operations to its main Tarboro plant in the first quarter of 1995. The Company intends to terminate this lease or sublease the property as soon as
       practicable.   There is no assurance that the Company will be able to
       sublease the property or terminate the lease.

(3)    This location is vacant.

(4)    Approximately 11,000 square feet of the location is sub-leased.

       In the opinion of management, the Company's various properties used in operations are generally in good condition and adequate for the purposes for which they are utilized. However, the Company is presently seeking to expand its executive offices in Florida.


ITEM 3.  LEGAL PROCEEDINGS.


         Change of Control Related Litigation. An action was commenced on October 19, 1994 in the Court of Chancery of the State of Delaware (New Castle County) against the Company as a nominal defendant. The action named Maurice
A. Halperin, Barry S. Halperin, Carol A. Minkin, and Halco Industries, Inc. (collectively, the "Halperin Group"), Jeffrey Swersky, Carl Derman and Steven Geller as defendants. The complaint in the action included class and derivative claims and alleged, among other things, that the redemption of the Halperin Group's Common Stock in connection with the change of control occurred at a substantial premium; that the transfer of control from the Halperin Group to Mr. Geller was inequitable; that the Halperin Group exercised its control of the Company to appropriate its assets for its own benefit to the detriment of the plaintiffs; and that certain loans between the Company and Halco were on terms unfavorable to the Company. The Company was only a nominal defendant in the derivative claims, but the Company has agreed to indemnify the Halperin Group to the extent permitted by law, with certain exceptions. A motion to dismiss the claims was granted on February 5, 1996. The plaintiff filed a notice of appeal, and on May 2, 1996 filed a voluntary dismissal of his appeal. If the indemnification obligations of the Company to the Halperin Group discussed above were triggered, substantial liabilities by the Company could result. The Company is unable at this time to determine if the indemnification agreement will be triggered, and, if so, the extent of financial exposure on the part of the Company to the Halperin Group.



         Intellectual Property Litigation. George Delaney and Rehkemper I.D., Inc. v. Marchon, Inc., is an action pending in the Circuit Court of Cook County, Illinois, which was commenced on December 3, 1990, arising from a business arrangement between the plaintiffs and Marchon alleging an interest in one of Marchon's products. On November 22, 1991, the trial court judge issued an opinion and dismissed plaintiff's complaint with prejudice. Plaintiffs appealed and, on September 23, 1993, the Appellate Court reversed the dismissal and remanded the case for further proceedings. To date, the plaintiffs have not initiated any further proceedings in the trial court.



         On August 4, 1992, a patent infringement action was filed against Marchon and Toys "R" Us, entitled Dennis Merino v. Marchon, Inc. Damages were originally determined by the jury to be $175,802. Subsequently, the Court overturned the jury verdict in part. The Court then entered an Amendment Judgment, which included prejudgment interest in the amount of $33,472; damages in the amount of $112,956; Merino's expenses, which were eventually found to be $39,336; and an injunction against the manufacture, use or sale in the United States of Marchon's Surf City and Super Surf Slide Waterslides or any waterslides merely colorably different therefrom by Marchon and Toys "R" Us.
On June 3, 1994, Merino filed a Notice of Appeal on the issues of whether Marchon's Crocodile Mile(R) and Super Crocodile Mile(R) waterslides infringe plaintiff's patent. On June 17, 1994, Marchon cross-appealed on the issues of invalidity, patent non-use, non-infringement of the Surf City and Super Surf Slide waterslides and the scope of the injunction. On August 5, 1994, the court entered an order granting Marchon a stay of enforcement of the judgment
pending appeal.   Empire's present and past Crocodile Mile(R) waterslides were found non-infringing, and the two products alleged to be infringing are no longer marketed. On January 16, 1996, the U.S. Federal Court of Appeals affirmed the other court's finding. Merino has filed a petition for reconsideration.

         Environmental Matters. CLR Corporation ("CLR"), a 75%-owned subsidiary of the Company, is alleged by the EPA to be responsible for disposal activities of two former subsidiaries at two Superfund sites, located in Southington, Connecticut and Bennington, Vermont. CLR is among numerous potentially responsible parties identified by the EPA in connection with each site. The Company intends to vigorously contest each of these matters. It is the Company's policy to accrue remediation costs when it is probable that such costs will be incurred and when they can be reasonably estimated. As of March 31, 1996, the Company had reserves for environmental liabilities of approximately $400,000. Estimates of costs of future remediation are necessarily imprecise due to, among other things, the allocation of costs among potentially responsible parties.



         On or about May 28, 1996, a complaint was filed in the United States District Court for the Middle District of Pennsylvania in a Superfund lawsuit captioned United States of America v. Keystone Sanitation Company, Inc., et al., and naming as a third-party defendant, among 178 others, Empire of Carolina, Inc., as a successor to or d/b/a or f/d/b/a Isaly Klondike Company. The complaint also names the Hanover Klondike Company (a predecessor by merger to Isaly Klondike), Isaly Klondike and Good Humor Corporation (as a successor to Isaly Klondike). This Superfund suit seeks recovery of clean-up costs associated with the Keystone Sanitation site in Pennsylvania. The Isaly Klondike Company is alleged to have sent materials to the site. Isaly Klondike and Empire sold certain assets to an affiliate or subsidiary of Good Humor Corporation in 1993. The complaint seeks relief under CERCLA and its Pennsylvania state equivalent, the Pennsylvania Hazardous Site Clean-Up Act, claiming that all of the third-party defendants are liable directly as potentially responsible parties and/or in contribution for the costs incurred by the third-party plaintiffs in investigation and cleaning up the Keystone Site. The Company intends to vigorously contest this matter. The Company may be subject to various other potential environmental claims by the EPA and state environmental regulatory authorities with respect to other sites. Other than the Keystone Sanitation matter, neither the EPA nor any state environmental regulatory authorities have initiated or threatened litigation regarding any of these sites to date. Although it is possible that additional environmental liability related to these matters could result in amounts that could be material to the Company's business, financial position and results of operations, a reasonably possible range of such amounts cannot presently be estimated.



      Product Liability Matters. Due to the nature of its business, the Company at any particular time is a defendant in a number of product liability lawsuits involving personal injury allegedly related to the Company's products. Many of these claims allege damages for injuries suffered from the use of the Company's products. Typical product liability claims might include allegations of failure to warn, design defects or defects in the manufacturing process. While the Company maintains product liability insurance, no assurance can be given that such insurance will cover all such product liability claims, that an insurer will seek to deny or limit coverage or that an insurer will be solvent at the time of any covered loss. Further, there can be no assurance that the Company will be able to obtain insurance coverage at acceptable levels, costs and coverages in the future. Successful assertion against the Company of one or a series of large uninsured claims, or of one or a series of claims exceeding any insurance coverage, could have a material adverse effect on the Company's business, financial condition and results of operations. It is also likely that, due to deductible and self-retention levels under the Company's insurance policies, the assertion in any given year of a large number of claims against the Company could have a similar effect on the Company.



         Routine Matters. In addition, the Company is involved from time to time in routine litigation incidental to its business. Although no assurance can be given as to the outcome or expense associated with any of these routine proceedings, the Company believes that none of such proceedings, either individually or in the aggregate, will have a material adverse effect on the financial condition of the Company.



ITEM 4.  SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS.



         None

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The common stock of the Company, par value $.10 per share ("Common Stock"), is listed on the American Stock Exchange. The following tables set forth, for the fiscal quarters indicated, the high and low bid quotations for the Common Stock as reported by the American Stock Exchange. Such quotations reflect interdealer prices without retail markups, markdowns or commissions and may not represent actual transactions.



                 QUARTER                      1995                                1994
                 -------        ------------------------------     ------------------------------
                                    High              Low             High               Low
                                 ----------         -------        ----------          -------
                  1st             $12.88            $6.50           $6.88              $6.00
                  2nd              12.13             8.50            6.50               5.63

                  3rd              11.50             7.88            6.88               5.38
                  4th               9.75             6.00            6.75               5.75




         As of March 13, 1996 the number of holders of record of Common Stock was approximately 2,000.



         The Company has not paid any cash dividends since 1990 and does not anticipate paying cash dividends in the foreseeable future. The Company's current policy is to retain earnings to provide funds for the operation and expansion of its business and for the repayment of indebtedness. Any determination in the future to pay dividends will depend upon the Company's financial condition, capital requirements, results of operations and other factors deemed relevant by the Company's Board of Directors, including any contractual or statutory restrictions on the Company's ability to pay dividends. The Company's bank facility does not restrict the payment of dividends by the Company; however, that agreement limits the dividends which Empire Industries, Inc. ("EII"), the Company's principal operating subsidiary, may pay to the Company. Under the bank facility, EII may not pay dividends to the Company in excess of the lesser of $3.6 million or 30% of EII's cumulative net income (except for certain items specifically permitted for purposes other than the payment of dividends by the Company, such as the payment of taxes). Such restrictions could limit the funds available for the payment of dividends by the Company.

ITEM 6.  SELECTED FINANCIAL DATA.

         The following selected financial data have been derived from the consolidated financial statements of the Company for the fiscal years 1995, 1994, 1993, 1992 and 1991. The selected financial data should be read in conjunction with the audited consolidated financial statements and notes thereto and with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein. All amounts in the tables below are in thousands, except per share data.





                                                                      Year ended December 31,
                                                    -----------------------------------------------------------
                                                      1995(1)     1994(2)      1993(3)   1992(3)(4)   1991(3)(4)
                                                      -------     -------      -------   ----------   ----------

               STATEMENT OF OPERATIONS DATA:
               -----------------------------
               Net Sales . . . . . . . . . . . .     $153,744     $57,964      $41,354     $42,882       $41,253

               Cost of Sales . . . . . . . . . .      111,905      40,557       29,733      29,443        27,317
                                                      -------      ------       ------      ------
               Gross Profit  . . . . . . . . . .       41,839      17,407       11,621      13,439        13,936
               Selling and administrative  . . .       36,183      16,442       15,086      12,172        12,953
               Nonrecurring restructuring and
               relocation charges  . . . . . . .        7,550          --           --          --            --
                                                      -------      ------      -------     -------        ------
               Operating income (loss) . . . . .      (1,894)         965      (3,465)       1,267           983

               Interest expense  . . . . . . . .        5,996       1,407        2,937      10,314        13,549
               Other income  . . . . . . . . . .          514       1,839        5,952       2,713         3,147
                                                      -------      ------      -------     -------       -------
               Income (loss) from continuing
               operations before income taxes,
               extraordinary items and
               cumulative effect of an
               accounting change . . . . . . . .      (7,376)       1,397        (450)     (6,334)       (9,419)
               Income tax expense (benefit)  . .      (2,875)         808        1,066     (3,638)       (3,101)
                                                      -------      ------      -------     -------       -------
               After-tax income (loss) from
               continuing operations before
               extraordinary items and
               cumulative effect of an
               accounting change . . . . . . . .      (4,501)         589      (1,516)     (2,696)       (6,318)

               Income from discontinued
               operations, net of tax  . . . . .           --          --       25,729      15,340        13,497
               Extraordinary items . . . . . . .           --          --           --     (1,546)         1,577
                                                     --------     -------      -------     -------        ------
               Net income (loss) . . . . . . . .    $ (4,501)     $   589     $ 24,327    $ 11,098      $  8,756
                                                    =========     =======     ========    ========      ========
               Weighted average common shares
               outstanding - primary (5) . . . .        4,681      12,159       14.670      10,537        10,536
               Income (loss) per common share
               from continuing operations -
               primary (5) . . . . . . . . . . .    $   (.96)     $   .05     $  (.10)    $  (.26)      $  (.60)
                                                    =========     =======     ========    ========      ========

               BALANCE SHEET DATA (AT PERIOD END):
               Working Capital . . . . . . . . .        6,837        8,915      92,871      84,377       113,406
               Total assets  . . . . . . . . . .      140,153       67,956     123,240     104,583       142,217
               Total debt  . . . . . . . . . . .       71,016       22,249       9,001      34,842        77,361
               Stockholders' equity  . . . . . .       30,462       20,577      98,419      54,532        45,127

- --------------------


(Footnotes appear on following page)

   (1) The results of operations for 1995 reflect the results of operations of Buddy L since its acquisition by the Company on July 7, 1995. See Notes 3 and 14 of Notes to Consolidated Financial Statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations."



   (2) The results of operations for 1994 reflect the results of operations of Marchon since its acquisition by the Company on October 13, 1994. See Note 3 of Notes to Consolidated Financial Statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations."



   (3) On October 6, 1992, the Company sold all of the stock of Wilbur Chocolate Co., Inc. In February 1993, the Company sold the assets used in the businesses of The Isaly Klondike Company and Popsicle Industries, Inc. These businesses had been acquired in 1989. As a result of the sale of these businesses, the results of operations and gains on sale from Wilbur, Isaly Klondike, and Popsicle have been included in income from discontinued operations. See Note 15 of Notes to Consolidated Financial Statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations."



   (4) Prior to 1992, the Company owned a minority interest in The Deltona Corporation, a real estate development corporation based in Florida. Income from continuing operations includes equity loss of The Deltona Corporation for 1991 of $1,613. Income from continuing operations for 1992 includes the gain on sale of common stock of, and notes receivable from, The Deltona Corporation of $2,000.



   (5) Fully diluted income (loss) per common share from continuing operations was $(.28), $(.06), $(.07), $.05 and $(.96), respectively, during the five years ending December 31, 1995 based on weighted average shares outstanding of 16,296, 16,297, 16,295, 12,159 and 4,681 respectively.
        During September 1994, the Company repurchased approximately 11,800 shares in a treasury stock transaction. Weighted average shares outstanding in 1995 reflects 454 shares which may be issuable as a contingent payment obligation with respect to the acquisition of Buddy L in July 1995. See Notes 2, 3 and 11 of Notes to Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


        The following discussion and analysis of the Company's consolidated results of operations and consolidated financial position should be read in conjunction with the Selected Consolidated Financial Data and the Company's consolidated financial statements, including the notes thereto, appearing elsewhere in this Annual Report.

GENERAL


        The Company designs, manufactures and markets a broad variety of toys and plastic decorative holiday products. The Company has been involved in the toy industry for approximately 40 years, and in the 1980's the Company diversified into non-related industries such as food products. In 1993, the Company sold its food businesses, and since mid-1994, the Company has undergone a change of control and management, established a new business strategy, and effected two significant acquisitions. See "Recent Events."



        During the third quarter of 1994, the current principal stockholders of the Company, led by Steven Geller, the current Chairman and Chief Executive Officer of the Company, acquired control of Empire. In October 1994, Empire acquired Marchon, a toy designer, marketer and manufacturer founded and managed by Marvin Smollar, the current President and Chief Operating Officer of the Company, for total consideration of approximately $13.1 million in Common Stock, cash and notes. Marchon had net sales in 1993 of approximately $33.3 million. In July 1995, Empire acquired substantially all of the toy assets and assumed certain liabilities of Buddy L Inc., which was in bankruptcy, and its Hong Kong subsidiary for total consideration of approximately $31 million in Common Stock, cash and notes plus contingent future payments under a five-year earnout. The former Buddy L business generated net sales of approximately $119 million in 1994. As a result of the 1993 divestitures and the 1994 and 1995 acquisitions of Marchon and Buddy L, respectively, the Company's historical financial results are not comparable from period to period and may not be indicative of its future performance.



        The Company's 1995 operating results were adversely affected by approximately $7.6 million of nonrecurring restructuring and relocation charges incurred in connection with its acquisitions of Buddy L and Marchon and for the establishment of corporate headquarters in Delray Beach, Florida. While additional nonrecurring restructuring and relocation charges will be incurred in 1996, they are expected to be significantly lower than in 1995 and the integration of Buddy L's manufacturing operations into the Company's Tarboro, North Carolina facility is expected to be substantially complete in the third quarter of 1996. The Company believes that the integration of all of its domestic manufacturing operations into the Tarboro facility will ultimately result in significantly improved overhead absorption and operating efficiencies. The acquisitions also resulted in increases in goodwill amortization and interest expense. In addition, the Company's 1995 gross margins were adversely affected by the Company's decision to honor lower-margin product delivery commitments made by Buddy L prior to the Company's acquisition of its assets. With respect to future periods, management expects to increase media advertising expenditures from historical levels it deems appropriate. Management also expects the rate of growth of the Company's research and development expenditures to decline from the rate of growth in recent years, primarily as a result of the substantial increases in such expenditures following the change of control of the Company led by current management in the third quarter of 1994.

        The Company also manufactures and sells plastic apparel buttons, buckles and novelty items for use in the garment industry (representing approximately 1.5% of the Company's consolidated net sales in 1995). The Company has signed a letter of intent with respect to the sale of this business. The Company does not anticipate that such sale transaction will have a material effect on its consolidated results of operations or financial condition. There can be no assurance that such sale transaction will be consummated. For financial reporting purposes, sales of these plastic apparel buttons, buckles and novelty items are included in toy sales.


RECENT EVENTS


        On July 7, 1995, two subsidiaries of the Company, Empire Acquisition Corp., now known as Empire Manufacturing, Inc. ("Empire Manufacturing"), and Carnichi Limited, acquired substantially all of the toy business assets and assumed certain liabilities of Buddy L Inc., a debtor-in-possession, and wholly-owned subsidiary of SLM International, Inc., and Buddy L (Hong Kong) Limited, a subsidiary of Buddy L Inc. The purchased assets comprise substantially all of the former toy manufacturing, design and marketing business of Buddy L.



        The consideration paid by the Company in the Buddy L acquisition included the following: (i) 756,667 shares of Common Stock (and up to 454,000 additional shares of Common Stock as price protection in the event Buddy L sells the aforementioned received Common Stock under certain circumstances between July 7, 1996 and December 31, 1997 for less than $12 per share); (ii) approximately $15.6 million in cash and $4.8 million of one-year 10% notes issued to Buddy L for the purchase of domestic and Canadian inventory and receivables; and (iii) a five-year earnout based upon an amount equal to either 1.5% of the consolidated net revenues of the Company's and Buddy L's products or, at Buddy L's option, a percentage of the Company's consolidated earnings before interest and income taxes based on the sales of Buddy L products, but in no event will the earnout be (x) less than $3.25 million, including $1.25 million in cash paid at closing (which sum was included in (ii) above), with the excess over $3.25 million subject to dollar for dollar reductions for certain offsets that are not to exceed $10 million or (y) more than $20 million; provided that if the earnout payments under certain circumstances would have exceeded $25 million, the Company shall make an additional payment equal to such amount in excess of $25 million. As of March 31, 1996, the Company had asserted offset claims of approximately $7.8 million. Buddy L also received certain demand and "piggyback" registration rights with respect to the common stock received by it.



        To provide a portion of the funds needed to finance the Buddy L acquisition, the Company issued $7.58 million of three-year 12% senior subordinated notes (which notes grant the Company the right to call all but not less than all of the notes on the first anniversary thereof at a premium equal to 10% of the principal balance and the right of a majority in interest of the holders of such notes to put them to the Company at a premium equal to 20% of the principal balance thereof on the second anniversary of the issuance of such notes) and 758,000 detachable four-year warrants exercisable commencing July 7, 1997 at $9.00 per share, which warrants lapsed upon the repayment of such notes by the Company in July 1996. The Company also issued 247,392 shares of Common Stock at $7.25 per share and 442,264 of Series A cumulative convertible preferred stock for an aggregate purchase price of approximately $5 million to a related party. See "Management's Discussion of Financial Condition and Results of Operations - Liquidity and Capital Resources" and Notes 3 and 10 of Notes to Consolidated Financial Statements.



        On August 7, 1996, the Company issued a press release announcing the Company's second quarter results of operations and certain developments relating to operations at the Company's Tarboro, North Carolina facility. Such press release is an exhibit to a Current Report on Form 8-K filed with the Securities and Exchange Commission on August 7, 1996. For further information, reference is made to the Form 8-K filed by the Company with the Securities and Exchange Commission on August 7, 1996.

RESULTS OF OPERATIONS


YEAR ENDED DECEMBER 31, 1995 COMPARED TO YEAR ENDED DECEMBER 31, 1994

        The results of operations for 1995 reflects the impact of the Marchon acquisition for the full year of 1995 (which acquisition occurred on October 13, 1994) and the impact of the Buddy L acquisition for the second half of the year (which acquisition occurred on July 7, 1995).


        Net sales for the year ended December 31, 1995 increased to $153.7 million from $58 million for the year ended December 31, 1994. Unaudited pro forma net sales (assuming Buddy L had been acquired on January 1, 1995) for the full year 1995 would have been $187.2 million. Of the increase in sales, $78.8 million was due to the acquisition of Marchon and Buddy L and 7.2 million was due to the increase in holiday product sales. Approximately 14% and 17% of the Company's sales for the years ended December 31, 1995 and 1994, respectively, were from products licensed under the Power Rangers(TM) license. The Company deemphasized production of these products in 1995 based on its belief that the popularity level of these toys was not sustainable.



        The net loss for the year ended December 31, 1995 was $4.5 million as compared to net income of $589,000 for the year ended December 31, 1994. The net loss for the year ended December 31, 1995 is due primarily to $7.6 million of nonrecurring restructuring and relocation charges incurred, which were related primarily to the acquisitions of Buddy L and Marchon and the establishment of corporate headquarters in Delray Beach, Florida. These costs include $4.2 million for relocation of Buddy L's operations to North Carolina; $2.3 million for the establishment of corporate headquarters in Delray Beach, Florida; $783,000 for employee severance; and $300,000 for lease termination costs for duplicate facilities. As a result of the Company's acquisitions, amortization of intangibles increased to $1.7 million for 1995 from $304,000 in 1994.



        Toy sales increased to $121.6 million for 1995 from $33.0 million for 1994. The increase was due to sales from acquired toy lines of $78.8 million, as well as sales of new products such as Big Wheelie(TM), and increased sales of other ride-on products.



        The Company's sales of holiday products increased from 1994 to 1995 by $7.2 million or approximately 29% due to increased sales volume in all three major categories of its holiday products segment - Christmas, Halloween and Easter.



        Gross profit margins are lower for the year ended December 31, 1995 as compared to the year ended December 31, 1994 due primarily to (i) the sale of products from the Buddy L product line (which generally had lower margins than the Company's historical lines) and as a result of the Company's decision to honor low-margin product delivery commitments made by Buddy L prior to the Company's acquisition of the assets, (ii) higher raw material prices in 1995 as compared to 1994 (principally plastic and paperboard products) and (iii) unfavorable production cost variances related to the Company's efforts to reduce manufacturing costs (particularly by integrating domestic manufacturing at the Company's Tarboro, North Carolina manufacturing facility).



        Selling and administrative ("S&A") expenses are higher for the year ended December 31, 1995 as compared to the year ended December 31, 1994 primarily due to the integration of Marchon and Buddy L, a $5.1 million increase in media advertising expenditures, the establishment of a marketing department and product design and development group for expenses totaling approximately $2.7 million, and an increase in royalty expense of $2.7 million resulting primarily from sales of Power Rangers(TM) licensed products in the toy segment. Advertising expenses were 4.4% of toy sales for 1995 as compared to less than 1% for 1994. S&A expenses were 22.8% of sales for 1995 as compared to 28.4% for 1994, reflecting the allocation of such expenses over a larger net sales base.



        Operating income, excluding the effects of the nonrecurring charges for both the toy and holiday product segments increased for the year ended December 31, 1995 as compared to the year ended December 31, 1994 due primarily to higher sales levels. In the toy segment, operating income was $1,9 million for the year ended December 31, 1995 as compared to operating income of $127,000 for the year ended December 31, 1994. In the holiday product segment, operating income was $4.9 million for the year ended December 31, 1995 as compared to $3.3 million for the year ended December 31, 1994. Operating income for 1994 also reflected expenses of approximately $275,000 resulting from charitable contributions made at the direction of the former management group which are not directly attributable to the Company's toy and holiday product segments.


        Income from interest, dividends and realized gains declined for the year ended December 31, 1995 as compared to the year ended December 31, 1994 due to lower cash and marketable securities balances during the year ended December 31, 1995 as compared to the year ended December 31, 1994. Included in interest, dividends and realized gains for 1995 is a gain of $330,000 on the sale of a vacant office building.


        Interest expense was $6.0 million for the year ended December 31, 1995 as compared to $1.4 million for the year ended December 31, 1994. Interest expense was higher by approximately $1.7 million due to the issuance of $15.0 million principal amount of convertible debentures during the last quarter of 1994, by approximately $910,000 due to the issuance of $7.6 million principal amount of senior subordinated notes during the third quarter of 1995, and by approximately $1.2 million due to higher balances of the Company's revolving credit lines resulting from increased production, inventory and accounts receivable levels.


YEAR ENDED DECEMBER 31, 1994 COMPARED TO YEAR ENDED DECEMBER 31, 1993


        The results of operations for 1994 reflect the results of operations of Marchon since its acquisition by the Company on October 13, 1994.



        Net income was $589,000 for the year ended December 31, 1994 as compared to net income of $24.3 million for the year ended December 31, 1993. Net income for the year ended December 31, 1993 was primarily due to the gain net of tax of $27.1 million recorded on the sale of assets of The Isaly Klondike Company ("Isaly Klondike") and Popsicle Industries Ltd. ("Popsicle Canada"), which was included as part of "income from discontinued operations." See Note 15 of Notes to Consolidated Financial Statements.



        Income (loss) from continuing operations before income taxes was $1.4 million for 1994 and $(450,000) for 1993. The increase for 1994 was due to improved operating income resulting principally from lower corporate expenses of $5.3 million. The improvement in operating income was partially offset by substantial increases in the cost of certain raw materials, $417,000 of expenses incurred for the establishment of an in-house sales force for toys and a new management infrastructure, higher research and development cost of $802,000, a one-time charge of $189,000 relating to the 1994 management changes, and a charge of $275,000 for charitable contributions to the Empire Foundation. The loss from continuing operations before income tax for 1993 was principally due to expenses of $3.6 million for two executive retirement pay packages, $2.0 million for charitable contributions, and a $500,000 charge for indemnification obligations. This loss for 1993 was partially offset by the $2.9 million gain on the settlement of a Connecticut tax assessment.



        Sales from continuing operations increased to $5.8 million for the year ended December 31, 1994 as compared to $41.4 million for the year ended December 31, 1993. For 1994, sales for the toy segment increased 56%. This was principally due to the acquisition of Marchon during the fourth quarter of 1994. This increase is partially offset by a 2% decline in the Company's historical toy business. Approximately 27% of the Company's 1994 sales, including Marchon's sales for all of 1994 on an unaudited pro forma basis, were from products which were licensed under the Power Ranger(TM) license.



        The Company's sales of holiday products increased from 1993 to 1994 by $4.8 million or approximately 24% because of increased sales volume in all major categories of its holiday products segment - Christmas, Halloween and Easter.



        The toy segment had lower operating income for the year ended December 31, 1994 as compared to the year ended December 31, 1993 due primarily to higher raw material prices, higher research and development cost, and expenses incurred in the establishment of a new management infrastructure. The increase in the Company's consolidated operating income was primarily due to reduced S&A expenses as a percent of sales, which were 36% in 1993 as compared to 28% in 1994. Historically, the Company and Marchon sold its toys primarily through its independent commissioned sales representatives. During 1994, the Company incurred $417,000 to establish an in-house sales force for the sale of domestic toys while continuing to incur the cost of commissioned sales representatives through December 31, 1994. Operating income for 1993 included a $485,000 gain from the sale of equipment.


        Despite higher sales, operating income from the holiday products segment for 1994 declined from 1993 primarily due to higher raw material prices and a more competitive pricing environment for the segment's products.


        Corporate expenses decreased to $2.5 million in 1994 from $7.8 million in 1993 despite charges during 1994 of $189,000 for expenses related to the management changes and $275,000 for charitable contributions to the Empire Foundation. Corporate expenses for 1993 included $3.6 million for retirement pay packages for two executives of the Company, $2.0 million for charitable contributions to the Empire Foundation and $500,000 for certain indemnification obligations related to a sale of a subsidiary in a prior year.



        Income from interest, dividends and realized gains decreased for 1994 as compared to 1993, principally due to the use of the Company's cash and investments to fund the September 30, 1994 redemption of $76.9 million of Company stock. During 1994, the Company expensed $773,000 for unrealized losses on marketable securities to reflect a permanent impairment in the value of the Company's marketable securities.



        Interest expense decreased to $1.4 million for the year ended December 31, 1994 from $2.9 million for the year ended December 31, 1993. Interest expense for 1993 included $1.5 million of interest cost related to the settlement of an income tax audit.

        For 1994, income tax expense is higher than the federal statutory rate primarily due to certain nondeductible expenses. For 1993, income tax expense was increased by $1.2 million as a result of the settlement of an income tax audit. Income from discontinued operations is reported net of related tax expense for 1993.



SEASONALITY AND QUARTERLY RESULTS


        Sales of many toy products are seasonal in nature. Purchase orders for the Christmas selling season are typically secured in the months of April, May and June so that by the end of June, the Company has historically received orders or order indications for a substantial majority of its full year's toy business. The Company also offers products sold primarily in the spring and summer months including Water Works(TM) pools, Crocodile Mile(R) water slides and other items, which are shipped principally in the first and second quarters of the year and counter some of this seasonality. In addition, Big Wheel(R) and Power Driver(R) ride-ons, Grand Champions(R) horses and Buddy L(R) vehicles ship year-round. The Company's production generally is heaviest in the period from June through September. Typically over 60% of toy product revenues are generated in the second half of the year with September and October being the largest shipping months. As a result, a disproportionate amount of receivables are collected and trade credits are negotiated in the first calendar quarter of the following year. The Company expects that its quarterly operating results will vary significantly throughout the year.



        Sales of holiday products, which are also seasonal in nature, are heavily concentrated in the Christmas and Halloween shopping season. Therefore, substantially all shipments and operating income of the holiday products segment occur in the third and fourth quarters of the year. Of 1995 sales of holiday items, 53% occurred in the third quarter and 37% occurred in the last quarter. Most Easter sales are made in the first quarter. Holiday products can be manufactured throughout the year in anticipation of seasonal demand, because of the more stable nature of the product line.

        The following table sets forth summary unaudited financial information of the Company for each quarter in 1994 and 1995. Results of operations for any particular quarter are not necessarily indicative of results of operations for a full year or for any future period and there can be no assurance that any trend reflected in such results will continue in the future:





  (in thousands)                           1994                                                  1995
                     ------------------------------------------------       -----------------------------------------------
                          Q1          Q2           Q3          Q4 (1)          Q1          Q2         Q3 (2)         Q4
                     ------------  ---------    --------       ------       --------    ---------    -------     ----------

Net sales   . . . .      $6,740      $4,677      $19,966       $26,581      $19,088      $19,631     $53,621      $61,404

Gross profit  . . .       1,372          995       6,324         8,716       6,151         6,692      13,975        15,021

Selling and
administrative  . .       2,214        2,451       3,691         8,086       6,804         7,612      11,589       10,178

Nonrecurring
 restructuring and
 relocation charges           -           -            -             -         (150)        (409)       (540)      (6,451)


Net income (loss)      $    (47)    $  (598)    $  1,960      $   (726)     $(1,006)     $ (1,262)   $     53    $ (2,286)
- --------------------


(1)      During the fourth quarter of 1994, the Company acquired Marchon.  See
         Note 3 of Notes to Consolidated Financial Statements.

(2)      During the third quarter of 1995, the Company acquired  Buddy L.  See
         Note 3 of Notes to Consolidated Financial Statements.



LIQUIDITY AND CAPITAL RESOURCES


         A substantial portion of the Company's shipments of its toys produced in the United States are sold with seasonal dating terms. Payments on sales of the Company's spring toy product lines produced domestically are generally due June 10th and payments on sales of its fall product are generally due December 10th. Goods sourced in the Far East are primarily sold under bank letters of credit, with most payments received within 30 days of shipment. A substantial portion of the Company's shipments of holiday products are made on terms that permit payment more than 90 days after shipment of merchandise. Such shipments are generally made after June and require payment by December 10 of the year in which shipment is made.


         Due to the seasonality of its revenues, the Company's working capital requirements fluctuate significantly during the year. The Company's seasonal financing requirements are highest during the fourth quarter and lowest during the first quarter.


         During May 1996, the Company entered into a new secured bank facility which provides up to $85 million in financing. The financing is for a three-year term at an interest rate of prime plus 1% or LIBOR plus 2.75%. Of the $85 million, $12 million is in the form of a three-year term loan secured by the Company's domestic machinery, equipment and real property. The balance of the availability under the loan agreement is revolving borrowings based on the Company's domestic accounts receivable and inventory balances as defined. The collateral under the loan agreement is substantially all of the domestic assets of the Company. The facility replaces two domestic facilities of $25 million each. As of May 31, 1996, approximately $52 million of borrowings were outstanding under the new bank facility and an additional $4 million of borrowings were available thereunder.

         During June 1996, the Company completed a public offering of its Common Stock which resulted in net proceeds to the Company of approximately $17.9 million (including proceeds to the Company upon the exercise by certain Selling Stockholders of stock options and warrants to acquire 356,100 shares of Common Stock). It is anticipated that approximately $7.5 million of the net public offering proceeds will be used to repay bank debt under the Company's bank facility.



         The liquidity and capital resources of the Company reflect the July 7, 1995 acquisition of the toy business assets of Buddy L for a cash outlay of $20.1 million, funded in part through the issuance of $7.6 million principal amount of three-year senior subordinated notes and the issuance of preferred and common stock. The Company used approximately $8.3 million of the net proceeds to the Company from the public offering to redeem all of the senior subordinated notes on July 7, 1996 (for 110% of the original principal amount) and thereby retire the related warrants to purchase common stock.
Consideration payable by the Company in connection with the acquisition of Buddy L also includes a five-year earnout (over the five years ended December 31, 2000 with the payment for each year, if any, made by April 30 of the following year) based upon an amount equal to either 1.5% of the consolidated net revenues of the Company's and Buddy L's products or, at Buddy L's option, a percentage of the Company's consolidated earnings before interest and income taxes based on the sales of Buddy L products, but in no event will the earnout be less than $3.25 million, with the excess over $3.25 million subject to dollar for dollar reductions for certain offsets that are not to exceed $10 million. The amount of the earnout is also limited so as not to exceed certain levels except under certain circumstances. As of March 31, 1996, the Company had asserted offset claims of approximately $7.8 million. Based on the amounts of such offsets, the Company does not anticipate that it will be required to make any earnout payments with respect to the year ended December 31, 1996 and that the payment, if any, for the year ended December 31, 1997 will not be material. The amount of earnout payments, if any, is dependent upon the Company's future offset claims and financial performance, subject to required minimum payments of $750,000 in April 1999 and $1.25 million in April 2000. No assurance can be given with respect to the actual amount of any such payment.



         Marchon Toys, Ltd., a subsidiary of the Company located in Hong Kong, meets its working capital needs through two bank credit facilities which are due on demand. Marchon Toys, Ltd. can borrow up to approximately $2.5 million at interest rates ranging from 0.5% to 1.75% over the banks' prime rate. The availability of borrowings is primarily based on Marchon Toys, Ltd.'s accounts receivable and inventory balances. All of Marchon Toys, Ltd.'s assets are collateralized under the loan agreements.



         The Company's accounts receivable decreased by approximately $19.6 million during the three months ended March 31, 1996. The cash generated from accounts receivable primarily funded the increase in inventory of $9.2 million, the decrease in accounts payable of $3.7 million, and the decrease of notes payable and current portion of long-term debt of $2.7 million. At March 31, 1996, the Company had letters of credit outstanding totaling $1.2 million.



         The Company's inventory, accounts receivable, notes payable, and accounts payable balances were considerably higher at December 31, 1995 as compared to December 31, 1994, due to the acquisition of Buddy L and sales growth of the Company. At December 31, 1995, the Company had letters of credit outstanding totaling $1.2 million. The Company used approximately $24.8 million of cash in its operations during the year ended December 31, 1995, primarily to fund the increase in accounts receivable and inventory resulting from the sales growth of the Company (principally due to the Buddy L acquisition) and to pay nonrecurring restructuring and relocation charges.

         Capital expenditures, principally for the purchase of tooling for new products and equipment, were $970,000 for the first quarter of 1996 as compared to $1.1 million for the first quarter of 1995. Subsequent to March 31, 1996, the Company entered into an operating lease with a commencement date of June 15, 1996 for new molding machines having monthly lease payments of $25,000 for 120 months.



         Capital expenditures, principally the purchase of tooling for new products and equipment, were $5.8 million for the year ended December 31, 1995. Capital expenditures for the year ended December 31, 1994 were $4.5 million and related principally to warehouse expansion. The Company's capital budget for 1996 provides for expenditures of approximately $7.5 million to acquire new equipment and tooling and generally upgrade the Tarboro, North Carolina manufacturing facility.



         During the first quarter of 1995, the Company sold marketable securities for net proceeds of $2.1 million.



         Certain of the Company's debt arrangements contain requirements as to the maintenance of minimum levels of working capital, leverage ratios and tangible net worth, and prohibit the Company from paying dividends. Also, certain debt arrangements, including the Company's new secured bank facility, grant various security interests and contain restrictive covenants which limit the ability of the subsidiaries to loan, advance and dividend amounts to the Company, and limit repayment of advances by the Company to such subsidiaries. The Company currently is in compliance with the covenants and other requirements under such debt arrangements.



         The Company is subject to various actions and proceedings, including those relating to intellectual property matters, environmental matters and product liability matters. See "Legal Proceedings" and Note 12 of Notes to Consolidated Financial Statements.



         The Company believes that cash generated from operations, amounts available under the new bank credit facility and the net proceeds to the Company from the public offering will be adequate to finance its anticipated operating needs for the next 12 to 24 months, including the implementation of the Company's growth strategy other than significant acquisitions, the July 1996 prepayment of the senior subordinated notes and the July 1996 repayment of approximately $4.8 million of notes issued in connection with the Buddy L acquisition. In addition to the sources described above, consummation of any significant acquisitions in the future may require additional debt or equity financing.


IMPACT OF INFLATION


         The primary raw materials used in the manufacture of the Company's domestic toys and holiday products are petrochemical derivatives, principally polyethylene. During 1994 the price of polyethylene increased by approximately 80% from the levels at the end of 1993, with the increases primarily occurring in the third and fourth quarter of 1994. The Company was unable to pass along a significant portion of the price increases during 1995. Beginning in late 1995, the price of polyethylene has declined but still remains above historical levels. The Company has raised prices in an effort to pass along some of these cost increases. Due to the time lag between the purchase of raw materials and the sale of finished goods, results of operations may be only partially affected in the period in which such prices change.

BACKLOG


         The Company had open orders for toys of $17.2 million and $14.4 million as of December 31, 1994 and December 31, 1995, respectively. Backlog at December 31, 1994 did not include orders for product lines acquired from Buddy L. Backlog at December 31, 1994 included $9.5 million of orders for Mighty Morphin Power RangerTM Products. Open orders at December 31, 1995 mainly reflected orders for pool products and water slides and did not include orders for fall toy product lines. The Company believes that because order patterns in the retail industry vary from time to time, open orders on any date in a given year are not a meaningful indication of the future sales.



         The Company had open orders of $2.4 million and $4.6 million as of December 31, 1994 and 1995, respectively, for holiday products. Open orders consisted primarily of sales of Easter products. Due to the seasonal nature of this segment, management believes that the amount of open orders at December 31 in any year is not a meaningful indication of future sales.


ITEM 8.          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The financial statements and supplementary data to be provided pursuant to this Item 8 are included under Item 14 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III

ITEM 10.         DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The following table sets forth certain information concerning each of the Company's directors and executive officers:


                  Name                      Age                            Position(s)
                  ----                      ---                            -----------
Steven E. Geller  . . . . . . . . . .        54     Chairman of the Board of Directors and Chief Executive
                                                    Officer
Marvin Smollar  . . . . . . . . . . .        51     President and Chief Operating Officer; Director
J. Artie Rogers . . . . . . . . . . .        36     Senior Vice President - Finance and Assistant  Secretary

Lawrence A. Geller  . . . . . . . . .        32     Secretary and Counsel
Leonard E. Greenberg  . . . . . . . .        68     Director
Steven N. Hutchinson  . . . . . . . .        45     Director
Eugene M. Matalene, Jr.   . . . . . .        48     Director
Peter B. Pfister  . . . . . . . . . .        36     Director






         Steven E. Geller has 34 years experience in the toy industry. Mr. Geller has served as Chairman of the Board and Chief Executive Officer of the Company since September 1994, and as Chairman of the Board and Chief Executive Officer of EII since July 1994. Prior to joining the Company, Mr. Geller served as President of Arco Toys, Inc., a wholly owned subsidiary of Mattel from December 1986 through December 1991 and as a consultant for Mattel from January 1991 through December 1993. From January 1994 to July 1994, Mr. Geller was self-employed, engaged in structuring, negotiating and financing the acquisition of the Company. See "Certain Relationships and Transactions."



         Marvin Smollar has 18 years experience in the toy industry. Mr. Smollar has been President and Chief Operating Officer of the Company since October 1994. He founded Marchon, Inc. in 1983 and served as President of Marchon until its acquisition by the Company in October 1994. From 1978 to 1983, Mr. Smollar was a co-founder and President of Kidco, Inc., a toy manufacturer and marketing company. Mr. Smollar is an attorney and prior to entering the toy industry in 1978, he practiced patent, trademark and copyright law. See "Certain Relationships and Transactions."


         J. Artie Rogers has 10 years experience in the toy industry. Mr. Rogers has served as Senior Vice President - Finance of the Company since December 1994. From 1987 to December 1994, Mr. Rogers served as Vice President
- - Finance of the Company. From 1987 to December 1995, Mr. Rogers served as Secretary of the Company, and has served as Assistant Secretary since December 1995. Mr. Rogers is a certified public accountant, and prior to joining the Company in 1986, he worked for Deloitte Haskins & Sells, predecessor to the Company's current independent public accountants, for six years.

         Lawrence A. Geller has served as Secretary of the Company since December 1995. Mr. Geller joined the Company in April 1995 as corporate
counsel.   Prior to joining the Company, Mr. Geller was engaged in the practice of law with an emphasis on litigation as a partner with the firm of Imhoff & Geller in Norwalk, Connecticut from 1993 to 1995. During 1991 and 1992, Mr. Geller was an associate with the law offices of John W. Imhoff, Jr. and from 1989 to 1991 he was an associate with the law offices of Francis J. Discala. Mr. Geller is the son of Steven Geller, the Chairman and Chief Executive Officer of the Company.



         Leonard E. Greenberg has served as a director of the Company since 1995. Since 1986, Mr. Greenberg has served as the Chairman of the Board and Chief Executive Officer of the Resort at Indian Springs, a real estate development company and home builder.



         Stephen N. Hutchinson has served as a director of the Company since 1995. Mr. Hutchinson has been a Principal of Weiss Peck & Greer, L.L.C. (investment management) since July 1993. From September 1978 to June 1993, he served as a Vice President and Director of The Hillman Company (investment management). Mr. Hutchinson is a member of the board of directors of Core Source, Inc. and Dollar Financial Corporation. See "Certain Relationships and Transactions."



         Eugene M. Matalene, Jr. has served as a director of the Company since 1995. Mr. Matalene has been an investment banker with Furman Selz LLC since June 1996. Mr. Matalene served as a Managing Director of PaineWebber Incorporated from January 1989 to June 1996, as director of the Private Placement Group in the Investment Banking division of PaineWebber Incorporated from May 1994 to June 1996, as President and director of PaineWebber Development Corporation from June 1993 to June 1996, and as a director of PaineWebber Properties Incorporated from June 1993 to June 1996. Mr. Matalene has served as a member of the board of directors of American Bankers Insurance Group since May 1990. See "Certain Relationships and Transactions."



         Peter B. Pfister has served as a director of the Company since 1995. Mr. Pfister has been a Principal of Weiss Peck & Greer, L.L.C. or its predecessor, since January 1987. Mr. Pfister is a member of the board of directors of Core Source, Inc.; MAC Acquisition, L.P. and Sunbelt Beverage Corporation. See "Certain Relationships and Transactions."


COMMITTEES OF THE BOARD OF DIRECTORS

         The Board of Directors has established three committees: an Executive Committee, a Compensation Committee and an Audit Committee. Each such committee has two or more members, who serve at the pleasure of the Board of Directors.


         The Executive Committee is authorized to exercise all of the authority of the Board of Directors that may be delegated to a committee of the Board under Delaware law, other than the authority to authorize dividends and other distributions, to fill vacancies on the Board or its committees, to amend, adopt or repeal certificate of incorporation or by-law provisions, to approve mergers or matters requiring stockholder approval, or (except within certain prescribed limits) to authorize or approve the issuance or reacquisition of shares and related matters. Currently, all members of the Board of Directors serve on the Executive Committee.


         The Compensation Committee is responsible for reviewing and making recommendations to the Board of Directors with respect to compensation of executive officers, other compensation matters and awards under the Company's equity benefit plans. Currently, Messrs. Matalene and Hutchinson serve on the Compensation Committee.

         The Audit Committee is responsible for reviewing the Company's financial statements, audit reports, internal financial controls and the services performed by the Company's independent public accountants, and for making recommendations with respect to those matters to the Board of Directors. Currently, Messrs. Hutchinson, Matalene and Pfister serve on the Audit Committee.

TERMS OF DIRECTORS AND OFFICERS


         Directors are nominated and placed for election at the annual meeting of stockholders to hold office for a one-year term and until their successors are duly elected and qualified. The Shareholders' Agreement and the Marchon Stockholders' Agreement contain provisions regarding the composition of the Board of Directors and certain committees of the Board of Directors. See "Certain Relationships and Transactions -- The Marchon Transaction" and "-- Shareholder' Agreement."


         Officers are appointed by the Board of Directors and serve at the pleasure of the Board, except that Steven Geller, Chairman and Chief Executive Officer of the Company, and Marvin Smollar, President and Chief Operating Officer of the Company, are parties to employment agreements with the Company. See "Management-Employment Agreements."

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         Each director, officer, beneficial owner of more than ten percent of any class of the Company's equity securities and certain other defined persons are required to timely file Forms 3, 4, and 5 pursuant to Rule 16(a) of the Exchange Act. With respect to such compliance, Mr. Matalene filed one report late and Mr. Greenberg filed three reports late.

ITEM 11.        EXECUTIVE COMPENSATION.

         The following summary compensation table (the "Compensation Table") summarizes compensation information with respect to the President and Chief Executive Officer of the Company and each of the Company's most highly compensated executive officers who earned more than $100,000 for services rendered during the year ended December 31, 1995 (collectively, the "Named Executive Officers").

                           SUMMARY COMPENSATION TABLE


                                                                                     Long Term
                                                                                    Compensation
                                            Annual Compensation                        Awards
                                            -------------------                     ------------

                                                                                Securities
                                                                                Underlying      All Other
       Name and           Fiscal      Salary       Bonus       Other Annual       Options      Compensation
 Principal Position(s)     Year         ($)          ($)       Compensation         (#)             $
 ---------------------   --------   ----------    ---------    ------------    -------------   ------------
Steven E. Geller  . .     1995        $ 324,519       ---         $83,028(1)      200,000(2)    $508,075(3)
 (Chairman of the . .     1994(4)       132,692    $150,000         ---           500,000(5)       ---
 Board and Chief  . .                                                             325,000(6)
 Executive Officer)
Marvin Smollar  . . .     1995          318,750       ---          ---            200,000(2)    $290,338(7)
 (President and Chief     1994(8)        69,230      32,699        ---              ---            ---
  Operating Officer)


J. Artie Rogers . . .     1995          132,211      15,000        ---              ---            ---
 (Senior Vice             1994           95,385      35,000        ---             35,000(2)
President -               1993           90,000      25,000        ---              ---            1,190(9)
  Finance)  . . . . .                                                                              1,009(9)

Neil B. Saul  . . . .     1995(10)      262,019       ---          29,153(11)       ---           69,175(12)
 (Former President of     1994(13)      132,692     150,000        ---            500,000(5)       ___
  Empire Industries,
  Inc.)                                                                           475,000(6)
- ---------------



(1) Includes $70,000 paid to Mr. Geller in lieu of reimbursement of expenses incurred for the benefit of the Company and allowances of $13,028 for automobile expenses and club dues.

(2)     Options granted pursuant to the Company's 1994 Employee Stock Option
        Plan.

(3)     Relocation expenses including a gross-up for individual income taxes.


(4) Includes compensation paid to Mr. Geller from July 15, 1994 through December 31, 1994.

(5) Includes 60,376 incentive stock options and 439,624 non-qualified stock options granted pursuant to the Company's 1994 Employee Stock Option Plan.
(6) Represents warrants granted in connection with services rendered with respect to the Debenture Purchase Agreement.

(7) Includes $287,908 of relocation expenses grossed up for individual income taxes and $2,430 of life insurance premiums. Excludes $122,265 paid to Mr. Smollar in 1995 which he earned at Marchon, Inc. prior to its acquisition by the Company on October 13, 1994, which amount was paid by the Company in 1995.


(8) Includes compensation paid to Mr. Smollar from October 13, 1994 through December 31, 1994.

(9)     Includes Company contributions to the Carolina Employee Stock Bonus
        Plan.

(10)    Mr. Saul resigned as President of EII effective October 13, 1995.
        Under the terms of a settlement and termination agreement, Mr. Saul will be paid at an annual rate of $300,000 from January 1, 1996 to July 15, 1998 plus fringe benefits (which benefits are subject to reduction if Mr. Saul obtains employment with an entity not affiliated with the Company).


(11) Includes $10,000 paid to Mr. Saul in lieu of reimbursement of expenses incurred for the benefit of the Company and allowances of $19,153 for automobile expenses and club dues.


(12) Includes $62,500 of payments subsequent to resignation (see note 10 above) and $6,675 of life insurance premiums.


(13) Includes compensation paid to Mr. Saul as President of EII from July 15, 1994 through December 31, 1994.

       The following table sets forth certain information with respect to stock options granted to each of the Named Executive Officers during 1995:


                       OPTION GRANTS IN LAST FISCAL YEAR


                                                   Individual Grants
                             ----------------------------------------------------------------
                                             Percent of                                              Potential Realizable Value at
                                                Total                                                Assumed Annual Rates of Stock
                              Shares           Options          Exercise or                                Price Appreciation
                            Underlying       Granted to            Base                                  for Option Term ($)(2)
                              Options         Employees          Price(1)          Expiration        -----------------------------
             Name             Granted          in 1995           ($/Share)            Date               5%                10%
          ----------         ---------      ------------         ---------         ----------         --------          ---------

 Steven Geller . . . . . . .   200,000(3)        40%               6.75            12/13/2005          849,008          2,151,552
 Marvin Smollar  . . . . . .   200,000(3)        40%               6.75            12/13/2005          849,008          2,151,552
 J. Artie Rogers . . . . . .    --               --                 --                 --                --                 --
 Neil B. Saul  . . . . . . .    --               --                 --                 --                --                 --
- ----------------


(1) Based on the closing price of the Common Stock on the American Stock Exchange on the date of grant.

(2) The amounts shown as potential realizable values are based on assumed annualized rates of appreciation in the price of the Common Stock of five percent and ten percent over the term of the options, as set forth in the rules of the Securities and Exchange Commission. Actual gains, if any, on stock option exercises are dependent upon the future performance of the Common Stock. There can be no assurance that the potential realizable values reflected in this table will be achieved.


(3) Options granted on December 13, 1995. Options to acquire 50,000 shares vest on December 13, 1996 with like annual vesting thereafter through December 13, 1999.




    The following table sets forth certain information with respect to stock options granted to each of the Named Executive Officers that were outstanding at December 31, 1995:


                          AGGREGATED OPTION EXERCISES

               IN LAST FISCAL YEAR AND YEAR-END OPTION VALUES (1)




                                                                                       At December 31, 1995
                                                         ---------------------------------------------------------------------------
                                                                      Number of                           Value of Unexercised
                                                                  Unexercised Options                         In-the-Money
                                                         -------------------------------------                Options (2)
                                                                                                          ---------------------
                       Shares Acquired      Value
         Name         Upon Exercise (#)    Realized       Exercisable         Unexercisable         Exercisable        Unexercisable
         ----         ------------------   --------       -----------         -------------         -----------        -------------
 Steven Geller . . .          --              --            208,338                  491,662         $ 100,395           $ 192,058
 Marvin Smollar  . .          --              --               --                    200,000            --                  50,000
 J. Artie Rogers . .          --              --               --                     35,000            --                  39,375
 Neil B. Saul (3)  .        9,940          $21,123             --                   --                  --                   --
- ---------------



(1) Does not include warrants to acquire shares of Common Stock. See "Certain Relationships and Transactions."


(2) Based on the $7 per share closing price of the Company's Common Stock on the American Stock Exchange on December 29, 1995.


(3) In connection with Mr. Saul's settlement and termination agreement, 500,000 options existing at December 31, 1995 were due to expire on February 7, 1996. On that date, Mr. Saul exercised options to acquire 9,940 shares, and the remaining 490,060 options expired.

COMPENSATION OF DIRECTORS


         The Company has agreed to pay each person who is not an affiliate of the Company or any party to the Shareholders' Agreement (the "Independent Directors") a retainer of $4,000 per quarter for serving on the Board of Directors. Messrs. Matalene and Greenberg are currently the only two Independent Directors. None of the other directors of the Company is paid directors' fees for serving on the Board of Directors or its committees. All directors are reimbursed for out-of-pocket expenses incurred in connection with attendance at meetings of the Board of Directors and meetings of committees of the Board of Directors.


EMPLOYMENT AGREEMENTS


         On July 15, 1994, Steven Geller entered into an employment agreement pursuant to which he became Chairman and Chief Executive Officer of EII. Upon the closing of the redemption of Common Stock from the Halperin Group in connection with the Change of Control, the obligations of EII under such agreement were assigned to the Company, and Mr. Geller subsequently became Chairman of the Board and Chief Executive Officer of the Company. The agreement provides for a base salary of $300,000 per annum, which was increased by the Compensation Committee to $325,000 per annum effective January 1, 1995. The initial term of the agreement expires on July 15, 1998, provided that such term is automatically extended for successive one-year periods on July 15 of each year (the "Extension Date") commencing July 15, 1996, unless either the Company or Mr. Geller gives 60 days prior written notice to the other party that it or he elects not to extend the term of the agreement. Mr. Geller's employment agreement includes non-competition and confidentiality provisions and a change of control provision which provides that if for any reason Mr. Geller opposes a change of control (as defined in the agreement) which occurs while Mr. Geller is employed by the Company, Mr. Geller may within six months of such change in control elect to terminate his employment by giving the Company 30 days prior written notice. In the event that Mr. Geller elects to terminate his employment in such circumstances, he is entitled to receive a lump sum severance payment equal to (i) 290% of his then-current compensation (determined in accordance with the agreement) if the majority of the Company's Board of Directors opposed the change of control or (ii) 250% of his then-current compensation if the majority of the Company's Board of Directors approved the change of control, subject in either case to certain tax limitations.



         On October 13, 1994, the Company entered into an employment agreement with Marvin Smollar pursuant to which Mr. Smollar became President and Chief Operating Officer of the Company. The agreement provides for a base salary of $300,000 per annum, which was increased by the Compensation Committee to $325,000 per annum effective January 1, 1995. The initial term of the agreement expires on July 15, 1998, provided that such term is automatically extended for successive one-year periods on July 15 of each year, commencing July 15, 1996, in the same manner as Mr. Geller's employment agreement. Mr. Smollar's employment agreement contains non-competition, confidentiality and change of control provisions which are substantially identical to those in Mr. Geller's employment agreement.



         The Company entered into an employment agreement with Neil Saul, the former President of EII, on July 15, 1994, Mr. Saul's employment agreement contains compensation, non-competition, confidentiality and change of control provisions which are substantially identical to those in Mr. Geller's employment agreement. Mr. Saul resigned as President of EII effective October 13, 1995. Under the terms of a settlement and termination agreement, Mr. Saul will be paid at an annual rate of $300,000 from January 1, 1996 to July 15, 1998 plus fringe benefits (which benefits are subject to reduction if Mr. Saul obtains employment with an entity not affiliated with the Company).


BOARD COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

         The Company has a Compensation Committee consisting of two directors, Mr. Eugene M. Matalene, Jr., who is the Chairman of the Committee, and Mr. Steven N. Hutchinson. The board of directors has delegated matters relating to compensation, including the grant of options under the stock option plan, to the Compensation Committee. This report describes the Company's compensation policies, the application of those policies to the Company's executive officers, and the basis for the Chief Executive Officer's compensation for 1995.

General Compensation Policies

         The policy and objectives of the Company with respect to executive compensation is to improve stockholder value by enhancing corporate performance through attracting and retaining highly qualified key executive personnel. The philosophy of the Committee is to base executive compensation on short and long term performance criteria, thereby providing the motivation and incentive for outstanding performance by executive officers. The Company's executive compensation program is designed to:

         - Create an inducement and motivation for executive officers to facilitate and sustain Company growth and market share and to find attractive acquisition prospects complementary to the Company's business.

         - Align the financial interests of the executive officers with those of the Company's stockholders.

         - Reward above-average performances which will result in increased returns to stockholders.

         -   Induce corporate loyalty in both the short and long term.

         The Company's executive compensation program has three major components: base salaries, bonuses, and long-term incentives.

Base Salaries

         In determining an executive officer's salary, the Committee or the Chairman and the President, as the case may be, generally review such officer's knowledge, abilities, experience, responsibilities and anticipated workload for the year, and his commitment and contribution to the Company's development and financial performance. The Company has not established any formula or pre-determined relationship between corporate performance and salary. Salary is also intended to maintain the Company's competitiveness with similar companies in the marketplace in attracting and retaining qualified executives. In those cases where an executive has entered into an employment agreement, the base salary is determined by that agreement, which is often the result of negotiation between the new employee and the Company. The base salaries of Mr. Steven Geller, the Chief Executive Officer, and Mr. Marvin Smollar, the Chief Operating Officer, are set by their employment agreements, which were entered into in 1994.

Bonus Program

         The Company's bonus program for its executive officers is designed to motivate these individuals to enhance the value of the Company, reward individual effort and further assist the Company in attracting and retaining highly qualified executives. In setting bonuses, the Committee or the Chairman and the President, as the case may be, consider specific goals and performance criteria that are selected to enhance the profitability of the Company, the prospects of the Company and the financial condition of the Company. In addition, the Company attempts to recognize exceptional contributions to the Company made by individual executives during the year.

Long-Term Incentives

         The Company established a Stock Option Plan, pursuant to which stock options are awarded by the Committee periodically to key employees, including executive officers. The Stock Option Plan is designed to encourage executives to acquire an equity interest in the Company and thereby align their long-term financial interests with those of the shareholders.

Compensation to the Chief Executive Officer

         Mr. Steven Geller, the Chief Executive Officer, has an existing employment agreement providing for a base salary of $325,000. The Committee believes that Mr. Geller's compensation is principally through his equity interest in the Company and not through his salary, and for that reason, his salary is modest compared to chief executive officers of other toy companies. Consistent with that theme, and in reviewing the Company's financial performance in 1995, the Committee determined that a cash bonus for the Chief Executive Officer (and for the other executive officers) was not appropriate. However, this lack of cash bonus was not in any way intended to demonstrate that the Committee was critical of the performance of the Chief Executive Officer, or of any of the executive officers. Rather, the Committee recognized that the restructuring of the Company, together with the acquisition of Buddy L, involved extraordinary effort on the part of the Chief Executive Officer and the other executive officers, which could result in enhanced stockholder value in the future. For that reason, the Committee determined that the appropriate method of compensation was the grant of stock options, which would permit the Chief Executive Officer and the Chief Operating Officer to participate in any such increased stockholder value, and granted each of them a stock option for 200,000 shares.

                           Members of the Compensation Committee

                           Eugene M. Matalene, Jr., Chairman
                           Steven N. Hutchinson

STOCKHOLDER RETURN PERFORMANCE PRESENTATION



         Set forth below is a line graph comparing the cumulative total returns (assuming dividend reinvestment) of the Company's Common Stock, the Media General Toys and Games Industry Group Index as a representative industry index and the American Stock Exchange Market Index ("Amex Index") as the required board equity market index. The Media General Toys and Games Industry Group Index is comprised of 38 toy and game companies.



                              [GRAPH APPEARS HERE]




                                        Empire of Carolina,    MG Toys & Games Industry
 Measurement Period                             Inc.                  Group Index            AMEX Index
 ------------------                             ----                  -----------            ----------
 December 31, 1990                            $100.00                  $100.00                $100.00
 Year Ended December 31, 1991                  177.27                   223.98                 123.17
 Year Ended December 31, 1992                  231.82                   299.11                 124.86
 Year Ended December 31, 1993                  236.36                   331.61                 148.34
 Year Ended December 31, 1994                  240.91                   254.93                 131.04
 Year Ended December 31, 1995                  254.55                   284.05                 168.90

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.


         The following table sets forth, as of June 28, 1996, certain information concerning those persons known to the Company, based on information obtained from such persons, with respect to the beneficial ownership (as such is defined in Rule 13d-3 under the Securities Exchange Act of 1934, hereinafter referred to as the "Exchange Act") of Common Stock by (i) each person known by the Company to be the owner of more than 5% of the outstanding Common Stock,
(ii) each Director, (iii) each executive officer named in the Summary Compensation Table and (iv) all Directors, and executive officers as a group:



                                                                            Shares Beneficially Owned(2)
                                                                            ----------------------------
               Name and Address of Beneficial Owner(1)                    Number                   Percent
                                                                         --------                 ---------
        DIRECTORS AND EXECUTIVE OFFICERS
        Steven Geller(4)(5) . . . . . . . . . . . . . . . .                 1,550,836                   20.5
        Marvin Smollar(5)(6)  . . . . . . . . . . . . . . .                   969,283                   13.9

        Neil B. Saul  . . . . . . . . . . . . . . . . . . .                         0                     --
        Stephen N. Hutchinson(7)  . . . . . . . . . . . . .                 2,574,057                   28.4
        One New York Plaza
        New York, NY  10004
        Eugene M. Matalene, Jr.(8)  . . . . . . . . . . . .                     7,667                      *
        Leonard E. Greenberg(5)(9)  . . . . . . . . . . . .                   477,000                    6.4
        11500 El Clair Ranch Road
        Boynton Beach, FL 33437
        Peter B. Pfister(5)(10) . . . . . . . . . . . . . .                     2,041                      *
        One New York Plaza
        New York, NY  10004

        J. Artie Rogers . . . . . . . . . . . . . . . . . .                         0                     --
        OTHER 5% STOCKHOLDERS
        Halco Industries, Inc.(11)  . . . . . . . . . . . .                   734,039                   10.5
        441 South Federal Highway
        Deerfield Beach, FL  33441
        The Autumn Glory Trust(5)(6)  . . . . . . . . . . .                   819,283                   11.8
        P.O. Box 11
        Avarua, Rarotonga
        Cook Islands
        WPG Corporate Development . . . . . . . . . . . . .                 2,099,294                   24.2
          Associates IV, L.P.(5)(12)
        One New York Plaza
        New York, NY  10004
        WPG Corporate Development . . . . . . . . . . . . .                   459,834                    6.3
        Associates IV (Overseas), Ltd.(5)(13)
        One New York Plaza
        New York, NY  10004


            Smedley Industries, Inc.(14)  . . . . . . . . . . .                   416,467                    6.0
            (formerly Buddy L Inc.)
            30 Rockefeller Plaza, Suite 4314
            New York, NY 10112

            All directors and officers  . . . . . . . . . . . .                 5,578,843                   55.0
            as a group (7 persons)(15)
- ---------------


* Less than 1%.


(1) Unless otherwise indicated, the business address of the 5% beneficial owners named in the above table is care of Empire of Carolina, Inc., 5150 Linton Boulevard, Delray Beach, Florida 33484.


(2) Unless otherwise indicated, each person has sole investment and voting power with respect to the shares listed in the table, subject to community property laws, where applicable. For purposes of this table, a person or group of persons is deemed to have "beneficial ownership" of any shares which such person has the right to acquire within 60 days. For purposes of computing the percentage of outstanding shares held by each person or group of persons named above, any security which such person or group of persons has the right to acquire within 60 days is deemed to be outstanding for the purpose of computing the percentage ownership for such person or persons, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.


(3) Based upon 6,961,300 shares of Common Stock outstanding plus shares issuable upon exercise of options, warrants and convertible securities which are included in the number of shares beneficially owned by such person.



(4) Includes 1,049,872 shares of Common Stock with respect to which Steven Geller has held voting power pursuant to the Halco Voting Agreement, which shares include 17,501 shares of Common Stock with respect to which Steven Geller has an option to purchase from Halco over a period of two years at prices ranging from $6.50 per share to $7.78 per share (the "Halco Option"). Includes 291,674 shares of Common Stock which Steven Geller has a right to acquire within 60 days pursuant to options granted under the Company's Amended 1994 Stock Option Plan and warrants to purchase an additional 325,000 shares of Common Stock at an exercise price of $7.50 per share. Mr. Geller directly owns 200,128 shares of Common Stock.



(5) Under the Shareholders' Agreement, each of the WPG Group and the Geller Group may have voting rights, rights of first refusal and co-sale rights in the other group's shares. Those rights generally become effective upon the occurrence of certain events, such as a major corporate transaction or financial difficulty. The shares owned by one group have not been shown in the table as also beneficially owned by the other group as a result of the provisions of the Shareholders' Agreement.



(6) Mr. Smollar disclaims beneficial ownership of all of these shares. The beneficial and direct owner of such shares are The Autumn Glory Trust, a Cook Islands trust, and the Iridium Trust, a Bahamian trust (collectively, the "Trusts"). The discretionary beneficiaries of the Trusts are Champ Enterprises Limited Partnership, an Illinois limited partnership ("Champ"), of which Mr. Smollar is a general partner, as well as the limited partners of Champ individually, including Mr. Smollar and members of his family. Champ irrevocably transferred shares to the respective Trust subject to the terms of the Shareholders' Agreement and the Marchon Stockholders' Agreement, and The Autumn Glory Trust irrevocably shares to the Iridium Trust, subject to the terms of the Shareholders' Agreement and the Marchon Stockholders'

         Agreement. Pursuant to such agreements, Mr. Smollar is to be designated a director for such time as the Trusts and certain permitted transferees own 5% of the outstanding Common Stock. The Trusts, through their respective independent trustees (the "Trustees"), possess all voting rights with respect to the shares of the Common Stock, subject to the Shareholders' Agreement and the Marchon Stockholders' Agreement. However, the Trustees require the confirmation of the respective Protectors of the Trusts (the "Protector"), in connection with certain activities, including the exercise of dispositive powers with respect to such shares. Mr. Kar Ye Yeung, an officer of a subsidiary of the Company, is the Protector of each of the Trusts, and cannot be removed by any third party. The Protector has the sole right to appoint his successor, as well as the right to remove the Trustee at any time. Mr. Smollar does not directly or indirectly have the legal right to vote or dispose of the shares.



(7) Solely in his capacity as one of two managing general partners of WPG Private Equity Partners IV, L.P., the general partner of WPG Corporate Development Associates IV, L.P. and in his capacity as one of the two managing general partners of WPG Private Equity Partners IV (Overseas), L.P., and in his capacity as a director of WPG CDA IV (Overseas), Ltd., the general partner of WPG Corporate Development Associates IV (Overseas), Ltd., and includes all shares beneficially owned by these entities. Mr. Hutchinson does not directly own any shares of Common Stock.



(8) Represents 6,667 shares of Common Stock which Mr. Matalene has the right to acquire upon the conversion of Convertible Debentures and 1,000 shares held for the benefit of Mr. Matalene's child. Excludes warrants held by PaineWebber Incorporated to purchase 63,000 shares of Common Stock at $7.50 per share, expiring December 27, 1997, which were received in connection with its performance of investment banking services for the Company for the one year period ending December 27, 1995, as to which Mr. Matalene disclaims beneficial ownership.



(9) Includes 475,000 shares of Common Stock which Mr. Greenberg has the right to acquire upon exercise of warrants at an exercise price of $7.50 per share.



(10) Includes 1,735 shares of Common Stock which may be acquired upon conversion of Convertible Debentures and 306 shares directly owned by him which are subject to the Shareholders' Agreement pursuant to which WPG Corporate Development Associates, IV, L.P. has the right to vote such shares and certain other rights. Does not include shares owned by WPG Private Equity Partners, L.P. and WPG Private Equity Partners (Overseas), L.P. Mr. Pfister is a general partner of each of these partnerships.



(11) All of these shares are directly owned by Halco, subject to the Halco Option. Voting power with respect to these shares is held by Steven Geller pursuant to the Halco Voting Agreement. Maurice A. Halperin is the indirect owner of the shares owned by Halco and shares investment power with respect to the shares of Common Stock owned by Halco. Maurice A. Halperin does not directly own any shares of Common Stock. Barry S. Halperin, as the owner of substantially all of the shares of common stock of Halco, is the indirect owner of the shares of Common Stock owned by Halco and shares investment power with respect to the shares of Common Stock owned by Halco. Barry S. Halperin does not directly own any shares of Common Stock.



(12) Voting and dispositive powers are exercised through its sole general partner, WPG Private Equity Partners, L.P. Voting and dispositive powers of WPG Private Equity Partners, L.P., which does not directly own any shares of Common Stock, are exercised through its two managing general partners, Steven N. Hutchinson and Wesley W. Lang, Jr. Includes (a) 1,531,252 shares of Common Stock which WPG Corporate Development Associates IV, L.P. has the right to acquire upon conversion of the Convertible Debentures; (b) 25,573 shares owned in the aggregate by Mr. Pfister and other affiliates of WPG which are subject to the Shareholders' Agreement pursuant to which WPG Corporate Development Associates IV, L.P. has the right to vote such shares, and certain other rights, (c) 86,175 shares of

         Common Stock which such persons have the right to acquire upon conversion of Convertible Debentures and (d) warrants held by WPG Corporate Development Associates IV, L.P. to purchase an additional 80,571 shares of Common Stock at an exercise price of $7.50 per share which were received as consideration for agreeing to provide certain managerial services to the Company for the period ending December 31, 1995. However, does not include shares of Common Stock currently owned by Halco Industries, Inc. which WPG Corporate Development Associates IV, L.P. may have the right to purchase pursuant to the terms of a certain stock purchase agreement with Mr. Geller. WPG Corporate Development Associates IV, L.P. disclaims beneficial ownership of all such shares. WPG Corporate Development Associates IV, L.P. directly owns 460,723 shares of Common Stock. Does not include shares of Common Stock issuable upon conversion of the Class A Preferred Stock, of which 341,372 are held by WPG Corporate Development Associates IV, L.P., 82,317 are held by WPG Corporate Development Associates IV (Overseas), L.P., and 18,575 are held in the aggregate by Westpool Investment Trust plc ("Westpool") and Glenbrook Partners, L.P. ("Glenbrook").



(13) Voting and dispositive powers may be deemed to be shared with its two general partners, WPG Private Equity Partners (Overseas), L.P. and WPG CDA IV (Overseas), Ltd. Steven N. Hutchinson and Wesley W. Lang, Jr. serve as managing general partners of WPG Private Equity Partners (Overseas), L.P. and as directors of WPG CDA IV (Overseas), Ltd. Includes 369,238 shares of Common Stock which it has the right to acquire upon conversion of Convertible Debentures. Does not include shares of Common Stock issuable upon conversion of the Class A Preferred Stock, of which 341,372 are held by WPG Corporate Development Associates IV, L.P., 82,317 are held by WPG Corporate Development Associates IV (Overseas), L.P., and 18,575 are held in the aggregate by Westpool and Glenbrook. In addition to shares owned of record by WPG Corporate Development Associates IV (Overseas), L.P., WPG Private Equity Partners (Overseas), L.P. beneficially owns warrants to purchase 19,429 shares of Common Stock which are not included in the shares listed as beneficially owned by WPG Corporate Development Associates IV (Overseas), L.P., but which are included in the shares listed as beneficially owned by Steven N. Hutchinson.



(14) Does not include a maximum of 454,000 additional shares of Common Stock which may be issued for price protection related to the Buddy L acquisition.



(15) Where more than one person or entity is the beneficial owner (as defined in Rule 13d-3 under the Exchange Act) of the same shares listed in the table, such shares are counted only once in determining the totals listed in the table. Includes the shares of Common Stock attributable to Mr. Smollar as to which he disclaims beneficial ownership. See note 6 above. Such shares are directly owned and voted by the Trusts, even though they may be voted on certain occasions with the Geller Group and the WPG Group pursuant to the Shareholders' Agreement.




ITEM 13.         CERTAIN RELATIONSHIPS AND TRANSACTIONS.



        To provide a portion of the funds needed to finance the Buddy L acquisition, the Company issued $7.58 million of three-year 12% senior subordinated notes (which notes grant the Company the right to call all but not less than all of the notes on the first anniversary thereof at a premium equal to 10% of the principal balance and the right of a majority in interest of the holders of such notes to put them to the Company at a premium equal to 20% of the principal balance thereof on the second anniversary of the issuance of such notes) and 758,000 detachable four-year warrants exercisable commencing July 7, 1997 at $9.00 per share, which warrants lapse if such notes are repaid by the Company on the first or second anniversary of the issuance thereof. See "Use of Proceeds." Mr. Geller and Mr. Matalene acquired $500,000 and $100,000 principal amount of these senior subordinated notes, respectively. In addition, Mr. Matalene serves as a non-employee director of American Bankers Insurance Company of Florida, which together with one of its affiliates, acquired an aggregate of $5 million principal amount of these senior subordinated notes.



        Also in connection with the financing of the Company's acquisition of Buddy L, affiliates of WPG purchased 247,392 shares of Common Stock at $7.25 per share and 442,264 shares of Series A cumulative convertible preferred stock at $7.25 per share for an aggregate purchase price of approximately $5 million. See Notes 3 and 10 to Consolidated Financial Statements. Two principals of WPG, Messrs. Hutchinson and Pfister, are members of the Company's Board of Directors. See "Management."


        WP&G, on behalf of investment funds for which they are managers, is the holder of approximately $14,900,000 of the Company's 9%, five- year, subordinated convertible debentures and a party to the Shareholders' Agreement dated December 22, 1994. See Notes 2 and 7 to the consolidated financial statements. Concurrent with the closing of this debenture financing in December 1994, WP&G were issued warrants to purchase 100,000 shares of common stock at the exercise price of $7.50 per share.


        Effective June 12, 1995, the Company terminated the lease of a facility located at 555 Corporate Woods Parkway, Vernon Hills, Illinois, formerly occupied by Marchon. The owner of this property was indebted to Marchon for costs incurred during the construction of the facility in the principal amount of $506,000 as of December 31, 1995. The loan bears interest at 7.5% per annum, and principal and interest are due and payable on December 31, 1998.
Mr. Smollar is a guarantor of the debt.



        1431 Kingsland Avenue Limited Partnership, of which Mr. Smollar is a limited partner, owns a facility located at 1431 Kingsland Avenue, St. Louis, Missouri, which is leased to Marchon Manufacturing, Inc. under a lease commencing December 15, 1992 and continuing through June 30, 2013. The lease was assumed by Marchon in connection with the Marchon Transaction. The lease provides for a monthly rental of $15,000 through December 15, 1995 and $20,000 thereafter. Marchon has transferred its manufacturing function to the Company's facility in Tarboro, North Carolina, and is attempting to sublet the aforementioned property in St. Louis or negotiate a lease termination arrangement. 1431 Kingsland Avenue Limited Partnership was indebted to Marchon in the principal amount of $55,000 at December 31, 1995, the repayment of which indebtedness is guaranteed by Mr. Smollar. The loan is due December 31, 1998 and is non-interest bearing.



        During 1994, the Company paid PaineWebber Incorporated ("PaineWebber"), of which Mr. Matalene, a director of the Company, was a Managing Director, the sum of $257,055 in connection with the placement of Convertible Debentures. On December 27, 1994, the Company and PaineWebber entered into an agreement whereby PaineWebber agreed to perform investment banking services for the Company for a one year term ending December 27, 1995, in consideration for $275,000 and warrants to purchase 63,000 shares of Common Stock at $7.50 per share, expiring December 27, 1997. In 1995, PaineWebber was also paid fees in the amounts of (a) $225,000 in connection with the placement of $15 million principal amount of convertible debentures of the Company, (b) $260,000 in connection with the placement of $7.5 million principal amount of one-year notes of the Company and (c) $94,000 as an advisory fee in connection with the arrangement of a $25 million bank facility. The Company has committed to pay PaineWebber an advisory fee of $318,750 in connection with the arrangement of the new $85 million bank facility.

        On March 13, 1995, a written agreement was entered into to confirm an agreement of December 28, 1994 by and between the Company, WPG IV and WPG Private Equity Partners (Overseas), L.P. ("Private Equity") whereby WPG IV and Private Equity agreed to provide certain managerial services for the Company to assist the executive officers of the Company in strategic and financial planning for the Company for a period ending December 31, 1995. WPG
IV and Private Equity agreed to provide no less than 30 hours per month of service to the Company. In consideration for such services, WPG IV and Private Equity received, respectively, warrants to purchase 80,571 and 19,429 shares of Common Stock at $7.50 per share, expiring December 27, 1997.



        The Company's policy is that all transactions between the Company and its executive officers, directors and principal stockholders occurring outside the ordinary course of the Company's business be on terms no less favorable than could be obtained from unaffiliated third parties or are subject to the approval of the Company's disinterested directors.

                                    PART IV

ITEM 14.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
10-K.

(a)     Documents filed as a part of this Report.

        (1)      Financial Statements:

                 Report of Independent Auditors . . . . . . . . . . . . . . . . . . . . . . . . . .    F-1

                 Consolidated balance sheets as of December 31, 1995 and 1994 . . . . . . . . . . .    F-2

                 Consolidated statements of operations for the years ended December 31,
                 1995, 1994 and 1993  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    F-4

                 Consolidated statements of stockholders' equity for the years ended
                 December 31, 1995, 1994 and 1993 . . . . . . . . . . . . . . . . . . . . . . . . .    F-6

                 Consolidated statements of cash flows for the years ended December 31,
                 1995, 1994 and 1993  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    F-7

                 Notes to consolidated financial statements . . . . . . . . . . . . . . . . . . . .    F-11

                 Supplementary Financial Data . . . . . . . . . . . . . . . . . . . . . . . . . . .    F-32

         (2)     Financial Statement Schedules:

                 Report of Independent Auditors . . . . . . . . . . . . . . . . . . . . . . . . . .    S-1

                 Schedule I - Condensed Financial Information of Registrant . . . . . . . . . . . .    S-2

                 The financial statement schedule should be read in conjunction with the consolidated financial statements. Financial statement schedules not included in this Annual Report on Form 10-K have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

         (3)     Exhibits filed as part of this Report:


EXHIBIT
NO.                                    DESCRIPTION
- ---                                    -----------

2.1      -       Stock Purchase Agreement, dated July 29, 1988, by and among
                 Clabir, Clabir Corporation (California), HMW Industries, Inc.
                 and Olin Corporation.(2)

2.2      -       Agreement and Plan of Merger, dated as of November 14, 1989, between AmBrit, Inc. ("AmBrit") and Empire of Carolina, Inc.
                 (the "Company"), including amendment thereto, dated as of December 4, 1989.(3)

2.3      -       Agreement and Plan of Merger, dated as of November 14, 1989, by and among the Company, Clabir Corporation ("Clabir") and CLR
                 Corporation, including amendment thereto, dated as of December
                 4, 1989.(3)

2.4      -       Sale and Purchase Agreement between the Company and Cargill,
                 Incorporated, dated September 30, 1992.(5)

2.5      -       Purchase Agreement among Conopco, Inc., the Company, The Isaly
                 Klondike Company, Inc., The Isaly Company, Popsicle Industries,
                 Ltd., Ice Cream Novelties, Inc. and Smith & O'Flaherty
                 Limited, dated as of January 27, 1993.(7)

2.6      -       Agreement and Plan of Reorganization, dated October 13, 1994, by and among the Company, Marchon, Inc. ("Marchon") and the stockholders of Marchon.(11)

2.7      -       Amended and Restated Asset Purchase Agreement (the "Asset
                 Purchase Agreement") dated as of May 19, 1995 by and among Empire of Carolina, Inc. (the "Company"), Buddy L Inc.,
                 Debtor-in-Possession ("Buddy L") and Buddy L (Hong Kong)
                 Limited ("BLHK").(16)

2.8      -       Agreement dated June 2, 1995 amending the Asset Purchase
                 Agreement, by and among the Company and Buddy L and acknowledged and agreed to by BLHK.(4)

2.9      -       Second Amendment dated June 30, 1995 further amending the
                 Asset Purchase Agreement.(4)

2.10     -       Third Amendment, dated July 7, 1995 further amended the Asset
                 Purchase Agreement.(4)


2.11     -       Agreement dated August 31, 1995, among the Company, CLR
                 Corporation, Clabir Corporation, Olin Corporation and General
                 Defense Corporation.(18)


3.1      -       Restated Certificate of Incorporation of the Company.(4)

3.2      -       Amended and Restated By-Laws of the Company.(15)

3.3      -       Certificate of Designation, Preference and Rights of the
                 Company filed June 30, 1995.(4)

4.1      -       Form of specimen certificate representing the Company's
                 Common Stock.(1)

4.2      -       Excerpts from the Company's amended By-Laws and the Company's amended Certificate of Incorporation relating to rights of holders of the Company's Common Stock.(4)

4.3      -       Form of 9% Convertible Debentures, issued December 22,
                 1994.(14)

4.4      -       Form of Warrant Certificate of purchase common stock of the
                 Company, issued December 22, 1994. (12)

9.1      -       Voting Agreement, dated September 30, 1994, by and between
                 Halco Industries, Inc. ("Halco") and Steven Geller. (11)

10.1     -       Industries Incentive Plan for 1993. (6)

10.2     -       Corporate Incentive Plan for 1993. (6)

10.3     -       Promissory Note, dated July 31, 1993, from Halco to the
                 Company. (8)

10.4     -       Modification Agreement, dated September 29, 1993, to the
                 Promissory Note from Halco to the Company.  (8)

10.5     -       Modification Agreement, dated December 7, 1993, to the
                 Promissory Note from Halco to the Company.(9)

10.6     -       Pledge Agreement, dated December 7, 1993, between Halco and the Company. (9)

10.7     -       Stock Purchase Agreement, dated December 30, 1993, between the Company and Rhoda Kleinman.(9)

10.8     -       Employment Agreement, dated July 15, 1994, by and among the
                 Company, Industries and Steve Geller. (10)

10.9     -       Employment Agreement, dated July 15, 1994, by and among the
                 Company, Industries and Neil Saul.(10)

10.10    -       Stock Purchase Agreement, dated July 15, 1994, among Steven
                 Geller, Maurice A. Halperin, individually and as custodian for the benefit of Lauren Halperin and Heather Halperin, Carol A. Minkin, individually and as custodian for the benefit of Joshua Minkin and Rebecca Minkin, and Halco (the
                 Halperins and Minkins, collectively, the "Halperin Group").(11)

10.11    -       Stock Option Agreement, dated July 15, 1994, between Steven
                 Geller and the Halperin Group.(11)

10.12    -       Stock Option Agreement, dated July 18, 1994, between the
                 Company and Steven Geller.(10)

10.13    -       Stock Option Agreement, dated July 18, 1994, between the
                 Company and Neil Saul. (10)

10.14    -       Amended and Restated 1994 Stock Option Plan of the
                 Company. (15)

10.15    -       Financing Agreement and supplements thereto, between Empire
                 Industries, Inc. ("Industries", formerly Carolina Enterprises,
                 Inc.) and Wachovia Bank of North Carolina, N. A. ("Wachovia")
                 and related Promissory Note, Acknowledgment of Security
                 Interest in Inventory, Agreement of Licensor and Guaranty
                 Agreement between the Company and Wachovia, all dated September
                 30, 1994.  (14)

10.16    -       Redemption Agreement, dated September 30, 1994, between the
                 Company and the Halperin Group. (14)

10.17    -       Omnibus Agreement, dated September 30, 1994, by and among the
                 Halperin Group, Steven Geller, the Company and Industries. (11)

10.18    -       Subordinated Promissory Note, dated September 30, 1994,
                 between Maurice Halperin and the Company. (14)

10.19    -       Loan and Subordination Agreement, dated September 30, 1994, between the Company and Maurice Halperin. (14)

10.20    -       Stockholder's Agreement, dated October 13, 1994, by and among
                 Steven Geller, Marvin Smollar and Neil Saul. (11)

10.21    -       Investor's Rights Agreement, dated October 13, 1994, by and among the Company, Marvin Smollar, Kar Ye Yeung, Tyler Bulkley and Harvey Katz. (11)

10.22    -       Employment Agreement, dated October 13, 1994, between the
                 Company and Marvin Smollar. (11)

10.23    -       Stockholders Agreement dated October 13, 1994, among Steven
                 Geller, Marvin Smollar and Neil Saul. (11)

10.24    -       Debenture Purchase Agreement, dated as of December 2, 1994, among the Company, WPG Corporate Development Associates IV
                 (Overseas), Ltd., Westpool Investment Trust PLC, Glenbrook
                 Partners, L.P., Eugene Matalene, Jr., Richard Hockman, Weiss,
                 Peck & Greer, as Trustee under Nora E. Kerppola IRA, Peter B.
                 Pfister and Weiss, Peck & Greer, as Trustee under Craig S.
                 Whiting IRA and WPG Corporate Development Associates IV, L.P.
                 (all of such parties, other than the Company, collectively, the "WPG Group").(13)

10.25    -       Registration Rights Agreement, dated as of December 22, 1994, by and between the Company and the WPG Group. (13)

10.26    -       Shareholders' Agreement, dated December 22, 1994, by and
                 among the WPG Group, Steven Geller, Neil Saul, Marvin Smollar and Champ Enterprises Limited Partnership.(13)

10.27    -       Intercreditor Agreement, dated December 22, 1994, by and among
                 Wachovia, the Company, Industries and the WPG Group.(13)

10.28    -       Subsidiary Guaranty, dated as of December 22, 1994, between
                 Industries and Marchon.(14)

10.29    -       Stock Purchase Agreement, dated as of December 22, 1994,
                 between WPG Corporate Development Associates IV (Overseas),
                 Ltd. and Steven Geller. (13)

10.30    -       Modification to Financing Agreement, dated January 30, 1995, between Industries and Wachovia. (14)

10.31    -       Asset Purchase Agreement, dated as of March 3, 1995, by and among the Company, Buddy L Inc. and Buddy L (Hong Kong)
                 Limited. (14)

10.32    -       Bid Protection Agreement, dated as of March 3, 1995, between the Company and Buddy L Inc. (14)

10.33    -       Assignment and Assumption Agreement dated as of June 21, 1995 between the Company and EAC. (4)

10.34    -       Assignment dated as of May 22, 1995 between the Company and
                 Carnichi Limited. (4)

10.35    -       Lease dated July 7, 1995 between Buddy L and EAC. (4)

10.36    -       Access Agreement dated as of July 7, 1995 between Buddy L,
                 BLHK, SLM, and Buddy L Canada Inc., and EAC. (4)

10.37    -       Access Agreement dated as of July 7, 1995 between Buddy L,
                 BLHK, SLM, and Buddy L Canada Inc., and EAC. (4)

10.38    -       Assignment and Assumption of Lease dated as of July 7, 1995 between Buddy L and EAC.(4)

10.39    -       Loan and Security Agreement dated as of June 30, 1995 between
                 LaSalle National Bank, N. A. ("LaSalle") and EAC. (4)

10.40    -       Guaranty dated as of June 30, 1995 between LaSalle and the
                 Company. (4)

10.41    -       Subordination Agreement dated as of June 30, 1995 between
                 LaSalle and the Company.(4)


10.42    -       $7,580,000 Senior/Subordinated Term Loan Agreement dated July
                 7, 1995 among the Company as Borrower and the Lenders listed therein ("Lenders").(4)


10.43    -       Form of the Company's 12% Senior/Subordinated Note due July 7,
                 1998.(4)

10.44    -       Form of Warrant to Purchase Common Stock of the Company issued to the Lenders.(4)

10.45    -       Amended and Restated Intercreditor Agreement dated July 7,
                 1995 by and among the Company, Empire Industries, Inc.,
                 Wachovia Bank of North Carolina, N. A., the Lenders and the holders of certain debentures dated December 22, 1994 issued by the Company.

10.46    -       Registration Rights Agreement dated July 7, 1995 by and
                 between the Company and the Lenders.(4)

10.47    -       Form of Subscription Agreement executed in connection with subscription of Common Stock and Preferred Stock by WPG
                 Corporate Development Associates IV (Overseas), L.P., Westpool
                 Investment Trust PLC, Glenbrook Partners, L.P., and WPG
                 Corporate Development Associates IV, L.P.(4)

10.48    -       Shareholders' agreement ("Shareholders' Agreement") dated
                 December 22, 1994 among WPG Corporate Development Associates
                 IV, L.P., WPG Corporate Development Associates IV (Overseas),
                 Ltd., Weiss, Peck & Greer, as Trustee of Craig S. Whiting IRA,
                 Peter Pfister, Weiss, Peck & Greer, as Trustee of Nora E.
                 Kerppola IRA Westpool Investment Trust, PLC, Glenbrook
                 Partners, L. P., Steve Geller, Neil Saul, Marvin Smollar and
                 Champ Enterprises Limited Partnership.(17)

10.49    -       Amendment No. 2 to Shareholders Agreement dated as of June 29,
                 1995 among WPG Corporate Development Associates IV, L.P., WPG
                 Corporate Development Associates IV (Overseas), Ltd., as the exempt transferee of WPG Corporate Development Associates IV
                 (Overseas), Ltd., certain persons identified on Schedule I of Amendment No. 2 to the Shareholders' Agreement, Steven E.
                 Geller ("Geller"), Neil B. Saul ("Saul") and The Autumn Glory
                 Trust, a Cook Islands Registered International Trust ("Trust") as the permitted transferee of Champ Enterprises Limited
                 Partnership.(4)

10.50    -       Registration Rights Agreement ("Registration Rights
                 Agreement") dated as of December 22, 1994 by and between Empire of Carolina, Inc., WPG Corporate Development Associates
                 IV, L.P., WPG Corporate Development Associates IV (Overseas),
                 Ltd., Weiss Peck & Greer, as Trustee under Craig Whiting IRA,
                 Peter B. Pfister, Weiss, Peck & Greer, as Trustee under Nora
                 Kerppola IRA, Westpool Investment Trust PLC and Glenbrook
                 Partners, L. P.(17)

10.51    -       Amendment No. 1 to Registration Rights Agreement.(4)


10.52    -       Settlement and Termination Agreement with Neil Saul.(18)



10.53    -       Extension to  Financing Agreement, dated February 12, 1996 between Empire and Wachovia.(18)



10.54    -       Loan and Security Agreement between LaSalle National Bank and
                 BT Commercial Corporation and EII, with exhibits and security instruments.(19)



21       -       Subsidiaries of the Company.(19)



23.1     -       Consent of Deloitte & Touche LLP

- ---------------


  (1) Previously filed as an exhibit to the Company's Registration Statement on Form S-1 (File No. 2-73208), dated July 13, 1981 and incorporated by reference.

  (2) Previously filed as an exhibit to Clabir's Current Report on Form 8-K, dated December 23, 1988 (File No. 1-7769) and incorporated by reference.

(3) Previously filed as an exhibit to the Company's Registration Statement on Form S-4 (File No. 33-32186), dated November 17, 1989 and incorporated by reference.

(4) Previously filed as an Exhibit to the Company's Current Report on Form 8-K dated July 21, 1995, and incorporated by reference.

(5) Previously filed as an exhibit to the Company's Current Report on Form 8-K, dated October 6, 1992 and incorporated by reference.

(6) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1992 and incorporated by reference.

(7) Previously filed as an exhibit to the Company's Current Report on Form 8-K, dated February 1, 1993 and incorporated by reference.

(8) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993 and incorporated by reference.

(9) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1993 and incorporated by reference.

(10) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994 and incorporated by reference.

(11) Previously filed as an exhibit to the Company's Current Report on Form 8-K for September 30, 1994 and incorporated by reference.

(12) Previously filed as an exhibit to the Company's Current Report on Form 8-K for December 22, 1994 and incorporated by reference.

(13) Previously filed as an exhibit to Amendment No. 1 to Schedule 13D filed by the WPG Group, dated December 23, 1994 and incorporated by reference.

(14) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1994 and incorporated by reference.

(15) Previously filed as an exhibit to Amendment No. 1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

(16) Previously filed as an exhibit to the Company's Current Report on Form 8-K for May 19, 1995 and hereby incorporated by reference.

(17) Previously filed as an exhibit to Amendment No. 1 to Schedule 13D filed by WPG Corporate Development Associates IV, L.P., WPG Private Equity Partners, L. P., WPG Corporate Development Associates IV (Overseas), L.P., WPG Private Equity Partners (Overseas), L.P., Steven Hutchinson, Wesley Lang, Peter Pfister, Craig Whiting, Nora Kerppola, Glenbrook Partners, L.P., Prim Ventures, Inc., Westpool Investment Trust PLC and Weiss, Peck & Greer with the Securities and Exchange Commission on December 23, 1994.

(18) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated by reference herein.



(19) Previously filed as an exhibit to the Company's Registration Statement on Form S-1 for (Reg. No. 333-4440) declared effective by the Commission on June 25, 1996 and incorporated by reference herein.



(b) The following reports on Form 8-K have been filed by the Company during the last quarter of the period covered by this report:


                          None


(c) The exhibits to this Form 10-K appear following the Company's Consolidated Financial Statements and Schedules included in this Form 10- K.


(d) The Financial Statements and Schedules to this Form 10-K begin on page F-1 of this Form 10-K.

                                   SIGNATURES


    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Empire of Carolina, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        EMPIRE OF CAROLINA, INC.


Date: August 7, 1996                    By:   /s/ Steven Geller
                                              ----------------------------------
                                              Steven Geller
                                              Chairman of the Board of Directors
                                              and Chief Executive Officer

INDEPENDENT AUDITORS' REPORT


To the Board of Directors of
  Empire of Carolina, Inc.

We have audited the accompanying consolidated balance sheets of Empire of Carolina, Inc. and its subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Empire of Carolina, Inc. and its subsidiaries as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995 in accordance with generally accepted accounting principles.

As discussed in Notes 1 and 8 to the consolidated financial statements, the Company changed its method of accounting for income taxes effective January 1, 1993 to conform with Statement of Financial Accounting Standards No. 109.



DELOITTE & TOUCHE L.L.P



Raleigh, North Carolina


March 29, 1996
(April 8, 1996 as to Note 17)

EMPIRE OF CAROLINA, INC. AND SUBSIDIARIES



CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1995 AND 1994



- ------------------------------------------------------------------------------------------------------------
 ASSETS                                                                   1995                     1994
- -----------------------------------------------------------            ------------            -------------


                                                                                 (In Thousands)

 CURRENT ASSETS:
  Cash and cash equivalents  . . . . . . . . . . . . . . .             $     2,568               $    2,738
                                                                       ===========               ==========
  Marketable securities  . . . . . . . . . . . . . . . . .                     189                    2,305
                                                                               ===                    =====
 Accounts receivable, less allowances and                                   48,957                   15,260
   other deductions (1995 - $4,290; 1994 - $3,770) . . . .                  ======                   ======

  Inventories, net . . . . . . . . . . . . . . . . . . . .                  30,178                   11,775
                                                                            ======                   ======
  Prepaid expenses and other current assets  . . . . . . .                   2,046                    1,735
                                                                             =====                    =====
  Deferred income taxes  . . . . . . . . . . . . . . . . .                   5,596                    4,464
                                                                       -----------               ----------
      Total current assets . . . . . . . . . . . . . . . .                  89,534                   38,277

 PROPERTY, PLANT AND EQUIPMENT, NET  . . . . . . . . . . .                  23,640                   11,171

 EXCESS COST OVER FAIR VALUE OF
 NET ASSETS ACQUIRED  . . . . . . . . . . . . . . . . . .                   15,174                    9,970

 TRADEMARKS, PATENTS, TRADENAMES
  AND LICENSES . . . . . . . . . . . . . . . . . . . . . .                  10,253                    7,044

 OTHER NONCURRENT ASSETS . . . . . . . . . . . . . . . . .                   1,552                    1,494
                                                                       -----------               ----------
 TOTAL . . . . . . . . . . . . . . . . . . . . . . . . . .             $   140,153               $   67,956
                                                                       ===========               ==========



See notes to the consolidated financial statements.

EMPIRE OF CAROLINA, INC. AND SUBSIDIARIES


CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1995 AND 1994 (CONCLUDED)


- ---------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY                                          1995                 1994
- ---------------------------------------------------------------             ---------           ---------
                                                                                   (IN THOUSANDS)

CURRENT LIABILITIES:
 Notes payable and current portion of
  long-term debt  . . . . . . . . . . . . . . . . . . . . . . .              $  49,206          $   8,686
 Accounts payable - trade . . . . . . . . . . . . . . . . . . .                 17,516              6,080
 Accrued income taxes . . . . . . . . . . . . . . . . . . . . .                  1,575              3,066
 Accrued employee compensation  . . . . . . . . . . . . . . . .                  1,293              1,830
 Accrued royalties  . . . . . . . . . . . . . . . . . . . . . .                  3,705              1,576
 Accrued nonrecurring restructuring and
  relocation expenses . . . . . . . . . . . . . . . . . . . . .                  3,227
 Indemnification obligations related to sales
  of subsidiaries . . . . . . . . . . . . . . . . . . . . . . .                  1,926              3,363
 Other accrued liabilities  . . . . . . . . . . . . . . . . . .                  4,249              4,761
                                                                             ---------           --------

    Total current liabilities   . . . . . . . . . . . . . . . .                 82,697             29,362

LONG-TERM LIABILITIES:
 Convertible subordinated debentures  . . . . . . . . . . . . .                 13,851             13,563
 Senior subordinated notes  . . . . . . . . . . . . . . . . . .                  7,959
 Deferred income taxes  . . . . . . . . . . . . . . . . . . . .                  2,083              2,894
 Other noncurrent liabilities . . . . . . . . . . . . . . . . .                  3,101              1,560
                                                                             ---------           --------
    Total long-term liabilities   . . . . . . . . . . . . . . .                 26,994             18,017
                                                                             ---------           --------
    Total liabilities   . . . . . . . . . . . . . . . . . . . .                109,691             47,379
                                                                             ---------           --------

COMMITMENTS AND CONTINGENCIES (Note 12)

STOCKHOLDERS' EQUITY:

 Common stock, $.10 par value, 30,000,000
  shares authorized, shares issued and outstanding:
  1995 - 5,195,000; 1994 - 4,191,000  . . . . . . . . . . . . .                    519                419

 Preferred stock, $.01 par value, 5,000,000
  shares authorized, shares of Series A cumulative
  convertible preferred stock authorized, issued
  and outstanding:  1995 - 442,264; 1994 - 0 ($3,206,000
  involuntary liquidation preference) . . . . . . . . . . . . .                      4                 --
  Additional paid-in capital  . . . . . . . . . . . . . . . . .                 33,193             18,972

  Retained earnings (deficit) . . . . . . . . . . . . . . . . .                 (2,659)             1,842
                                                                                ======
  Stockholders' loans . . . . . . . . . . . . . . . . . . . . .                   (595)              (656)
                                                                              --------           --------
    Total stockholders' equity  . . . . . . . . . . . . . . . .                 30,462             20,577
                                                                             ---------           --------
TOTAL . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              $ 140,153           $ 67,956
                                                                             =========           ========


See notes to consolidated financial statements

EMPIRE OF CAROLINA, INC. AND SUBSIDIARIES



CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993



- ---------------------------------------------------------------------------------------------------------

                                                             1995              1994               1993
- -------------------------------------------------          ---------        ----------          ---------
                                                                           (In Thousands)

NET SALES . . . . . . . . . . . . . . . . . . . .          $153,744         $   57,964           $ 41,354
COST OF SALES . . . . . . . . . . . . . . . . . .           111,905             40,557             29,733

GROSS PROFIT  . . . . . . . . . . . . . . . . . .            41,839             17,407             11,621
SELLING AND ADMINISTRATIVE  . . . . . . . . . . .            36,183             16,442             15,086

NONRECURRING RESTRUCTURING AND
 RELOCATION CHARGES . . . . . . . . . . . . . . .             7,550                ---                ---
                                                           --------         ----------            -------
OPERATING INCOME (LOSS) . . . . . . . . . . . . .            (1,894)               965             (3,465)
OTHER INCOME (EXPENSES):
 Interest income, dividends and net realized                    514              2,612              3,027
gains . . . . . . . . . . . . . . . . . . . . . .               ---               (773)               ---
 Unrealized loss on marketable securities                    (5,996)            (1,407)            (2,937)
                                                           --------         ----------            -------
 Interest expense . . . . . . . . . . . . . . . .               ---                ---              2,925
 Gain on settlement of Connecticut tax assessment          --------         ----------            -------

    Total other income (expenses)   . . . . . . .            (5,482)               432              3,015
                                                           --------         ----------            -------
INCOME (LOSS) FROM CONTINUING
 OPERATIONS BEFORE INCOME TAXES
 AND CUMULATIVE EFFECT OF AN
 ACCOUNTING CHANGE  . . . . . . . . . . . . . . .            (7,376)             1,397               (450)
INCOME TAX EXPENSE (BENEFIT)  . . . . . . . . . .            (2,875)               808              1,066
                                                           --------         ----------            -------
INCOME (LOSS) FROM CONTINUING
 OPERATIONS BEFORE CUMULATIVE
 EFFECT OF AN ACCOUNTING CHANGE . . . . . . . . .            (4,501)               589             (1,516)
INCOME FROM DISCONTINUED
 OPERATIONS, NET OF TAX . . . . . . . . . . . . .               ---                ---             25,729
                                                           --------         ----------            -------
INCOME (LOSS) BEFORE CUMULATIVE
 EFFECT OF AN ACCOUNTING CHANGE . . . . . . . . .            (4,501)               589             24,213

CUMULATIVE EFFECT OF CHANGE IN
 ACCOUNTING FOR INCOME TAXES  . . . . . . . . . .               ---                ---                114
                                                           --------         ----------            -------
NET INCOME (LOSS) . . . . . . . . . . . . . . . .          $ (4,501)        $      589            $24,327
                                                           ========         ==========            =======



See notes to the consolidated financial statements.

EMPIRE OF CAROLINA, INC. AND SUBSIDIARIES


CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993 (CONCLUDED)


- -----------------------------------------------------------------------------------------------------------

                                                           1995               1994                1993
                                                     --------------      -------------       --------------
INCOME (LOSS) PER COMMON SHARE:

 Primary earnings per share -
  Income (loss) from continuing operations
  before cumulative effect of an accounting
  change  . . . . . . . . . . . . . . . . . .        $      (0.96)        $      0.05        $      (0.10)

  Income from discontinued operations   . . .                 ---                 ---                1.75
                                                     ------------         -----------        ------------
  Income (loss) before cumulative effect of an
  accounting change   . . . . . . . . . . . .               (0.96)               0.05                1.65
  Cumulative effect of change in accounting
  for income taxes  . . . . . . . . . . . . .                 ---                 ---                0.01
                                                     ------------         -----------        ------------

NET INCOME (LOSS) . . . . . . . . . . . . . .        $      (0.96)        $      0.05        $       1.66
                                                     ============         ===========        ============

Fully diluted earnings per share -
Income (loss) from continuing operations
before cumulative effect of an accounting                                                    $      (0.07)
change  . . . . . . . . . . . . . . . . . . .        $      (0.96)        $      0.05

Income from discontinued operations . . . . .                 ---                 ---                1.58
                                                     ------------         -----------        ------------

Income (loss) before cumulative effect of an
accounting change . . . . . . . . . . . . . .               (0.96)               0.05                1.51
Cumulative effect of change in accounting for
income taxes  . . . . . . . . . . . . . . . .                 ---                 ---                0.01
                                                     ------------         -----------        ------------

NET INCOME (LOSS) . . . . . . . . . . . . . .        $      (0.96)        $      0.05        $       1.52
                                                     ============         ===========        ============

DIVIDENDS PER COMMON SHARE  . . . . . . . . .        $          0         $         0        $          0

                                                     ============         ===========        ============







See notes to the consolidated financial statements.

EMPIRE OF CAROLINA, INC. AND SUBSIDIARIES


CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993 (CONCLUDED)




                                                        Series A Cumulative
                                                       Convertible Preferred
                                    Common Stock               Stock                                         Treasury Stock
                                 ------------------    ---------------------  Additional     Retained     --------------------
                                                                                Paid-In      Earnings
  (in thousands)                 Shares      Amount      Shares      Amount     Capital      (Deficit)    Shares        Amount
                                 ------      ------    ----------  ---------  ----------    ----------    ------        ------

  BALANCE, JANUARY 1, 1993  . . . 10,640      $1,064      ---        $---      $ 39,157     $ 16,660        (105)    $  (789)

   Net income . . . . . . . . . .    ---         ---      ---         ---           ---       24,327         ---         ---

   Conversion of debt into
     common stock . . . . . . . .  5,760         576      ---         ---        17,424          ---         ---         ---
   Sale of assets of foreign
    subsidiary  . . . . . . . . .    ---         ---      ---         ---           ---          ---         ---         ---
                                  ------      ------   ------      ------      --------     --------      ------      ------

  BALANCE, DECEMBER 31, 1993      16,400       1,640      ---         ---        56,581       40,987        (105)       (789)

   Net income . . . . . . . . . .    ---         ---      ---         ---           ---          589         ---         ---
   Purchase of treasury stock . .    ---         ---      ---         ---           ---          ---     (13,181)    (86,111)

   Cancellation of treasury
    stock . . . . . . . . . . . .(13,286)     (1,329)     ---         ---       (45,837)     (39,734)     13,286      86,900

   Issuance of common stock
    in Marchon acquisition. . . .  1,077         108      ---         ---         6,488          ---         ---         ---

   Net stockholders' loans. . . .    ---         ---      ---         ---           ---          ---         ---         ---

   Issuance of common stock
    warrants  . . . . . . . . . .    ---         ---      ---         ---           ---        1,740         ---         ---
                                  ------      ------   ------      ------      --------     --------      ------      ------
  BALANCE, DECEMBER 31, 1994       4,191         419      ---         ---           ---         (656)     20,577      18,972

   Net loss . . . . . . . . . . .    ---         ---      ---         ---           ---       (4,501)        ---         ---
    Issuance of common stock
    in Buddy L acquisiton . . . .    757          76                              9,004

   Issuance of common stock . . .    247          24      ---         ---         1,770          ---         ---         ---

   Issuance of preferred
    stock . . . . . . . . . . . .    ---         ---      442           4         3,202          ---         ---         ---
   Collections on stockholder
    loans . . . . . . . . . . . .    ---         ---      ---         ---           ---          ---         ---         ---
   Other capital transactions . .    ---         ---      ---         ---           245          ---         ---         ---
                                  ------      ------   ------      ------      --------      -------      ------     -------
  BALANCE, DECEMBER 31, 1995. . .  5,195      $  519      442        $  4      $ 33,193      $ (2,659)       ---     $   ---
                                  ======      ======   ======      ======      ========      ========     ======     =======

                                      Foreign      Stock-
                                      Currency    holders'
  (in thousands)                     Tranlation    Loans     Total
                                     ----------   --------  -------
  BALANCE, JANUARY 1, 1993  . . .     (1,560)      $ ---    $ 54,532

                                         ---         ---      24,327
   Net income . . . . . . . . . .

   Conversion of debt into               ---         ---      18,000
    common stock  . . . . . . . .      1,560         ---       1,560
                                    --------    --------    --------
    Sale of assets of foreign
    subsidiary  . . . . . . . . .        ---         ---      98,419
  BALANCE, DECEMBER 31, 1993
                                         ---         ---         589
   Net income . . . . . . . . . .        ---         ---     (86,111)
   Purchase of treasury stock            ---         ---         ---
   Cancellation of treasury
    stock . . . . . . . . . . . .        ---         ---       6,596
   Issuance of common stock in
    Marchon acquisition . . . . .        ---        (656)       (656)
   Net stockholders' loans  . . .        ---         ---       1,740
   Issuance of common stock
    warrants  . . . . . . . . . .        ---         ---
                                    --------    --------    --------
  BALANCE, DECEMBER 31, 1994           1,842         ---         ---


   Net loss . . . . . . . . . . .        ---         ---      (4,501)
   Issuance of common stock              ---         ---         ---
    in Buddy L acquisition. . . .                              9,080

   Issuance of common stock . . .        ---         ---       1,794

   Issuance of preferred
    stock . . . . . . . . . . . .        ---         ---       3,206
   Collections on stockholder
    loans . . . . . . . . . . . .        ---          61          61
   Other capital transactions . .        ---         ---         245
  BALANCE, DECEMBER 31, 1995. . .    $   ---       $(595)   $ 30,462
                                     =======    ========    ========



See notes to the consolidated financial statements.

EMPIRE OF CAROLINA, INC. AND SUBSIDIARIES


CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993



                                                        1995             1994               1993
                                                     ---------         ---------          ---------
                                                                      (In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)  . . . . . . . . . . . . . . . .  $ (4,501)         $    589           $ 24,327
  Adjustments to reconcile net income (loss) to
  net cash used in operating activities:
   Cumulative effect of change in accounting for
     income taxes . . . . . . . . . . . . . . . . .       ---               ---               (114)
   Depreciation and amortization  . . . . . . . . .     7,211             2,283              1,796
   Changes in allowances for losses on assets . . .       703             1,444                492
   Losses (gains) on sales of securities  . . . . .         3               141                 (2)
   Income from discontinued operations  . . . . . .       ---               ---            (25,729)
   Writedown of assets  . . . . . . . . . . . . . .        17               773                ---
   Other  . . . . . . . . . . . . . . . . . . . . .       ---               163              1,067
   Changes in assets and liabilities, net of
   acquisitions and dispositions of businesses:
    Accounts receivable . . . . . . . . . . . . . .   (31,422)            6,294                590
    Inventories . . . . . . . . . . . . . . . . . .    (5,095)           (1,312)              (492)
    Prepaid expenses and other current assets . . .       135                84                122
    Increase in other noncurrent assets . . . . . .       (58)             (749)               ---
    Accounts payable - trade  . . . . . . . . . . .    11,436            (8,754)               386
    Accrued and other liabilities . . . . . . . . .    (1,368)              589             (1,305)
    Accrued and deferred income taxes . . . . . . .    (3,434)           (1,528)            (1,540)
    Other noncurrent liabilities  . . . . . . . . .     1,541              (352)              (424)
                                                     --------          --------           --------
     Net cash provided by (used in) operating
      activities  . . . . . . . . . . . . . . . . .   (24,832)             (335)              (826)
                                                     --------          --------           --------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures . . . . . . . . . . . . . . .    (5,750)           (4,453)            (1,423)
 Acquisition of Marchon, net of cash acquired . . .       ---            (2,618)               ---
 Acquisition of Buddy L . . . . . . . . . . . . . .   (20,092)              ---                ---
 Loans to Halco Industries, Inc.  . . . . . . . . .       ---            (3,825)           (22,000)
 Repayment of loan by Halco Industries, Inc.  . . .       ---            25,825                ---
 Proceeds from sales of property and equipment. . .
                                                          ---               139                575
 Proceeds from sales of marketable securities . . .     2,096            68,538                529
 Collections on stockholders' loans . . . . . . . .        61               ---                ---
 Net proceeds from the sales of subsidiaries. . . .       ---               ---            103,376
 Purchases of marketable securities . . . . . . . .       ---               ---            (71,841)
 Net cash provided by discontinued operations . . .       ---               ---                446
                                                     --------          --------           --------

     Net cash provided by (used in) investing
      activities  . . . . . . . . . . . . . . . . .   (23,685)           83,606              9,662
                                                     --------          --------           --------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Net borrowings (repayments) under
  lines-of-credit . . . . . . . . . . . . . .        $ 35,767          $(11,538)          $  8,912
 Proceeds from issuance of common stock . . .           1,794               ---                ---
 Proceeds from issuance of preferred stock  .           3,206               ---                ---
 Repayments of long-term debt . . . . . . . .             ---              (204)           (16,753)
 Proceeds from issuance of long-term debt . .           7,580            15,000                ---
 Purchase of treasury stock . . . . . . . . .             ---           (86,111)               ---
 Sale of minority interest in CLR . . . . . .             ---               ---                 25
                                                     --------          --------           --------
     Net cash provided by (used in) financing
      activities  . . . . . . . . . . . . . .          48,347           (82,853)            (7,816)
                                                     --------          --------           --------
NET INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS  . . . . . . . . . . . . . . . .            (170)              418              1,020




See notes to the consolidated financial statements.

EMPIRE OF CAROLINA, INC. AND SUBSIDIARIES

YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993



                                                            1995              1994               1993
                                                          --------          --------           --------
                                                                           (In Thousands)
     CASH AND CASH EQUIVALENTS,
      BEGINNING OF PERIOD  . . . . . . . . . . . .           2,738             2,320              1,300
                                                          --------           -------           --------
     CASH AND CASH EQUIVALENTS,
      END OF PERIOD  . . . . . . . . . . . . . . .        $  2,568           $ 2,738           $  2,320

     SUPPLEMENTAL DISCLOSURES OF CASH FLOW
       INFORMATION:

       Cash paid during the year for:
         Interest  . . . . . . . . . . . . . . . .        $  4,246          $  1,413            $ 2,897
         Income taxes, net of refunds  . . . . . .             163             3,310             35,209



NONCASH INVESTING AND FINANCING ACTIVITIES

On July 7, 1995, the Company acquired the toy business assets and assumed certain liabilities of Buddy L Inc. and its subsidiary, Buddy L (Hong Kong) Limited, for an aggregate purchase price of $33,925,000, including expenses, and including the issuance of (i) $4,753,000 one-year notes and (ii) 756,667 shares of common stock. The acquisition was funded as follows (in thousands):


Sale of common stock (247,392 shares) . . . . . . . . . . . . . . . . . . . .   $ 1,794
Sale of Series A cumulative convertible preferred stock (442,264 shares)  . . . . 3,206
Borrowings under line of credit . . . . . . . . . . . . . . . . . . . . . . . . . 7,512
Borrowings under senior subordinated notes  . . . . . . . . . . . . . . . . . . . 7,580
One-year notes issued to seller . . . . . . . . . . . . . . . . . . . . . . . . . 4,753
Issuance of common stock to seller (756,667 shares) . . . . . . . . . . . . .     9,080
                                                                                -------

                                                                                $33,925
                                                                                =======


The components of cash used for the acquisition as reflected in the consolidated statements of cash flows are as follows (in thousands):


Fair value of assets acquired . . . . . . . . . . . . . . . . . . . .   $37,829
Liabilities assumed . . . . . . . . . . . . . . . . . . . . . . . . . .  (3,904)
One-year notes issued . . . . . . . . . . . . . . . . . . . . . . . . .  (4,753)
Common stock issued (756,667 shares)  . . . . . . . . . . . . . . . .    (9,080)
                                                                        -------

Cash paid in acquisition  . . . . . . . . . . . . . . . . . . . . . .   $20,092
                                                                        =======



On October 13, 1994, the Company acquired all of the common stock of Marchon, Inc. ("Marchon") for approximately $13,664,000, including expenses. In connection with the acquisition, the Company issued $3,250,000 one-year notes and 1,076,923 shares of common stock as partial consideration for the



See notes to the consolidated financial statements.

EMPIRE OF CAROLINA, INC. AND SUBSIDIARIES


CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993 (CONCLUDED)

purchase. Components of cash used for the acquisition as reflected in the consolidated statements of cash flows are summarized as follows (in thousands):

Fair value of assets acquired, net of cash acquired . . . . . . . . . . . . . .  $   37,371
Liabilities assumed . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . (24,907)
One-year notes issued . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  (3,250)
Common stock issued (1,076,923 shares)  . . . . . . . . . . . . . . . . . . . .      (6,596)
                                                                                -----------

Cash paid in acquisition, net of cash acquired  . . . . . . . . . . . . . . . .  $    2,618
                                                                                  =========


During 1995, the Company finalized its allocation of the purchase price of Marchon by decreasing assets acquired and increasing liabilities assumed by $65,000 and $461,000, respectively, and increasing excess cost over fair value of net assets acquired by $526,000.


During 1994, the Company issued warrants to Steve Geller, Neil Saul and their designees who assisted them in connection with debenture financing and to certain investment bankers to purchase 1,242,000 shares of the Company's common stock. As a result, paid in capital increased $1,740,000, prepaid assets increased $303,000, and debt decreased $1,437,000.


During 1994, the Company cancelled all shares held in treasury at September 30, 1994. The result of the cancellation was a reduction in common stock of $1,329,000, a reduction in paid in capital of $45,837,000, a reduction in retained earnings of $39,734,000, and a reduction in treasury stock of $86,900,000.


During 1993, Halco Industries, Inc. converted $18,000,000 of debt owed by the Company into an aggregate of 5,760,000 shares of the Company's common stock. As a result, common stock increased $576,000 and additional paid-in capital increased $17,424,000.








              See notes to the consolidated financial statements

EMPIRE OF CAROLINA, INC., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993



 1.    SUMMARY OF BUSINESS OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES


       BUSINESS OPERATIONS - Empire of Carolina, Inc. ("Empire" or the "Company") is engaged in the design, manufacture and marketing of toys, plastic decorative holiday products and buttons through its wholly-owned subsidiaries Empire Industries, Inc. ("Empire Industries"), Marchon, Inc. ("Marchon") and Empire Manufacturing, Inc. ("Empire
       Manufacturing").


       On July 7, 1995, two wholly-owned subsidiaries of Empire, Empire Acquisition Corp., now known as Empire Manufacturing, Inc., a Delaware corporation, and Carnichi Limited acquired the toy business assets and assumed certain liabilities of Buddy L Inc., a Delaware corporation and a wholly-owned subsidiary of SLM International, Inc., and Buddy L (Hong
       Kong) Limited, a Hong Kong corporation and a subsidiary of Buddy L Inc. (the toy business of Buddy L Inc. and Buddy L (Hong Kong) Limited, collectively referred to as "Buddy L").

       The 1995 acquisition of Buddy L and the 1994 acquisition of Marchon are discussed in Note 3.

       From 1989 through early 1993, the Company was engaged in additional businesses through other subsidiaries. See Note 15.

       See Note 2 concerning a change in control of the Company during 1994.

       PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of the Company and all of its majority-owned subsidiaries after elimination of intercompany accounts and transactions. See Notes 3 and 15.

       CASH AND CASH EQUIVALENTS - Cash and cash equivalents include all highly liquid investments having an original maturity of three months or less.

       MARKETABLE SECURITIES - Marketable securities are classified as available for sale and consist of liquid equity securities. The specific identification method is used to determine gains or losses when securities are sold.

       INVENTORIES - Inventories are stated at the lower of cost or net realizable value. Cost is determined on a first-in, first-out ("FIFO") basis.


       PROPERTY - Property is stated at original cost, reduced for any identified long-term impairments, and includes expenditures for major betterments and renewals. Depreciation is recorded over the estimated useful lives of the assets using straight-line or accelerated methods. Assets lives by property types are as follows:



              Buildings and improvements  . . . . . . . . . .    10 - 35 years
              Machinery and equipment . . . . . . . . . . . .     5 - 10 years
              Molds . . . . . . . . . . . . . . . . . . . . .          3 years
              Furniture and fixtures  . . . . . . . . . . . .     7 - 10 years
              Computer equipment  . . . . . . . . . . . . . .     3 - 5 years

EMPIRE OF CAROLINA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993


       DEBT ISSUE COSTS - The costs related to the issuance of debt are capitalized and amortized to interest expense using the effective interest method over the lives of the related debt. Such amounts are included in other noncurrent assets in the consolidated balance sheets.

       SALES - Sales are recorded net of anticipated returns, discounts and allowances.

       RESEARCH AND DEVELOPMENT - Research and development costs, included in selling, and administrative expenses (1995 - $2,984,000; 1994 - $1,112,000; 1993 - $311,000), are expensed as incurred.

       DEFERRED INCOME TAXES - Deferred income taxes are accounted for in accordance with SFAS No. 109, Accounting for Income Taxes. Deferred income taxes (benefits) are provided on temporary differences between the financial statement carrying values and the tax bases of assets and liabilities. See Note 8.


       IDENTIFIABLE AND UNIDENTIFIABLE INTANGIBLE ASSETS - Excess of cost over fair value of net assets acquired relating to the Company's acquisitions of Marchon and Buddy L are being amortized on a straight-line basis over a period of twenty years. Amortization expense for 1995, 1994 and 1993 was $641,000, $104,000 and $0, respectively. Accumulated amortization at December 31, 1995 was $745,000. Additional consideration paid in connection with the earnout provision of the Buddy L acquisition will result in an adjustment of the purchase price and a corresponding increase of the excess of cost over fair value of net assets acquired. Such amounts will be amortized over the remaining useful life. See Note 3.


       Patents, trademarks, tradenames, and licensing agreements represent assets acquired relating to the Company's acquisitions of Marchon and Buddy L and are carried at fair market value on the date of acquisition less accumulated amortization. These assets are being amortized on a straight-line basis over their estimated useful lives, which range from one to fifteen years. Amortization expense for 1995, 1994 and 1993 was $1,091,000, $200,000 and $0, respectively. Accumulated amortization at December 31, 1995 was $1,291,000.


       The Company assesses the recoverability of identifiable and unidentifiable intangible assets based on management's projections of future cash flows of acquired businesses, including the related product lines, as appropriate. If an impairment is indicated, based on a companion of the projected future cash flows with the carrying value of the intangible assets, an adjustment to the carrying value to reduce it to the estimated recoverable amount is made. The Company also evaluates the remaining useful lives to determine whether events and circumstances warrant revised estimates of such lives.


       FOREIGN CURRENCY - The financial position and results of operations of Marchon Toys, Ltd. ("Marchon Toys"), Marchon's wholly-owned Hong Kong subsidiary, are measured using local currency as the functional currency. Foreign currency assets and liabilities are translated into their US dollar equivalents based on rates of exchange prevailing at the end of each respective year. Revenue and expense accounts are translated at prevailing exchange rates during the year. Gains and losses resulting from foreign currency translation are accumulated as a separate component of

EMPIRE OF CAROLINA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993


       stockholders' equity. Transactions in foreign currencies are translated at the rates in effect on the dates of the transactions.

       EARNINGS PER SHARE - Primary earnings per share are based on the weighted-average shares of common stock and dilutive common stock equivalents outstanding during the year. Fully diluted earnings per share are based on the weighted-average shares of common stock and dilutive common stock equivalents outstanding during the year adjusted for the assumed conversion of certain debt into common stock. See Note 11.

       NEWLY ISSUED ACCOUNTING PRONOUNCEMENTS - In May 1995, SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, was issued. This Statement establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed. The Company does not believe the adoption of SFAS No. 121 will have a material effect on its consolidated financial statements. The Statement is required to be implemented by the Company in 1996.


       ACCOUNTING FOR STOCK BASED COMPENSATION - In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," which was effective for the Company beginning January 1, 1996. SFAS No. 123 requires expanded disclosures of stock-based compensation arrangements with employees and encourages (but does not require) compensation cost to be measured based on the fair value of the equity instrument awarded. Companies are permitted, however, to continue to apply APB Opinion No. 25, which recognizes compensation cost based on the intrinsic value of the equity instrument awarded. The Company will continue to apply APB Opinion No. 25 to its stock based compensation awards to employees.


       RECLASSIFICATIONS - Certain amounts for 1994 and 1993 have been reclassified to conform to 1995 presentation.

2.     CHANGE IN CONTROL

       Prior to the 1994 change in control, Maurice A. Halperin, Barry S. Halperin, and Carol A. Minkin, officers and/or directors of the Company, and Halco Industries, Inc. ("Halco"), a corporation whose stock was held principally by Barry S. Halperin, owned, in the aggregate, approximately 91% or 13,566,000 shares of the outstanding shares of common stock of the Company after the purchase by the Company of the shares tendered under the tender offer that expired on January 11, 1994. See Note 10.

       On September 30, 1994 the Company redeemed 11,766,634 shares of its common stock for $6.50 per share from Maurice A. Halperin, Barry S. Halperin, Carol A. Minkin, members of their families and Halco (collectively, the "Halperin Group"). Subsequent to the redemption on September 30, 1994, Maurice A. Halperin and Barry S. Halperin resigned as directors and officers of Empire and its subsidiaries, and Carol A. Minkin resigned as a director of Empire. Thereafter,

EMPIRE OF CAROLINA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993


       on September 30, 1994, Steven Geller ("Geller") was elected Chairman of the Board and Chief Executive Officer of Empire.

       Geller, under separate agreements with the Halperin Group, (a) purchased 500,000 shares of common stock of the Company from the Halperin Group at $6.50 per share, (b) acquired an option to purchase up to 500,000 shares of common stock of the Company from Halco at prices between $6.50 and $7.78 per share over a three-year period and (c) acquired the right to vote Halco's remaining 1,499,872 shares of common stock of the Company (which shares include the shares Geller has the option to purchase referred to in (b) above). Geller's right to vote such shares terminates upon the Halperin Group's disposal thereof. Geller has certain rights of first refusal relative to the Halperin Group's disposal of their remaining shares.

       Effective July 15, 1994, Geller and Neil Saul ("Saul") entered into employment agreements with minimum terms of three years, pursuant to which Geller became Chairman and Chief Executive Officer of Empire Industries, and Saul became President of Empire Industries. In connection with such employment, on July 18, 1994, each of Messrs. Geller and Saul were granted options to purchase an aggregate of 500,000 shares of common stock pursuant to the Company's 1994 Stock Option Plan. Options to acquire 60,376 shares of common stock vest over a three-year period and are exercisable at $6.625 per share and options to acquire 439,624 shares of common stock vest over a three-year period and are exercisable at $6.50 per share. Pursuant to the terms of Geller's employment agreement, upon the closing of the redemption of the Halperin Group's shares, the obligations of Empire Industries under such employment agreement were assigned to the Company. Thereafter, the Board elected Geller Chairman of the Board and Chief Executive Officer of the Company. In connection with a 1995 severance agreement, all of Saul's options, except for 9,940 shares exercised subsequent to December 31, 1995, expired during the first quarter of 1996.

       In connection with the merger of Marchon, which is discussed in Note 3, Marvin Smollar ("Smollar"), the former Chairman of the Board of Directors, President and principal stockholder of Marchon, was appointed to the Company's Board of Directors and became the Company's President and Chief Operating Officer on October 13, 1994.

       Subsequent to the merger of Marchon, Smollar transferred shares he received in the merger to Champ Enterprises Limited Partnership ("Champ"), of which Smollar is a general partner and one of the limited partners. Subsequent to the execution of the Shareholders' Agreement, Champ assigned its stock in the Company to the Autumn Glory Trust, an International Registered Trust (the "Trust"). The Trust agreed to be bound by the Shareholders' Agreement and the Marchon Shareholders' Agreement, as discussed below.

       Geller, Saul, Smollar, Champ, and holders of $14.9 million of the Company's 9% convertible debentures, entered into a Shareholders' Agreement ("Shareholders' Agreement") dated December 22, 1994. So long as it is in effect, the Shareholders' Agreement takes precedence over a stockholders' agreement (the "Marchon Shareholders' Agreement") among Geller, Smollar and Saul, dated October 14, 1994 (Geller, Smollar and Saul, and their permitted transferees collectively the "Geller Group"). Under the Shareholders' Agreement, the parties have been granted rights of first refusal and co-sale rights upon certain transfers of shares of the Company's common stock. In addition, the debenture holders, for a one-year period commencing he fifth anniversary of the date of the Shareholders' Agreement, have one right (the "Put Right"), subject to certain conditions, to cause the Geller Group, at the option of the Geller Group, to either (i) purchase the Company's common stock or cause third parties to purchase the Company's common stock that would result from the conversion by the debenture holders and certain other shares at either an agreed to or appraised value or (ii) use their best efforts (including, but not limited to, voting their shares) to effectuate a sale of the Company's stock or assets on terms reasonably acceptable to the debenture holders and the Geller Group. The Put Right shall terminate at such time, if ever, as the Company's trading market value (determined on a fully-diluted basis) is in excess of $125,000,000 or the Company has sold either $30,000,000 in shares or 2,000,000 shares at $7.50 per share, pursuant to one or more registration statements solely for cash.


       The Shareholders' Agreement also contains provisions regarding the composition of the Board of Directors of the Company (the "Board of Directors"). The Shareholders' Agreement provides that more than 80% of the members of the Board of Directors are required to approve certain major transactions. Upon the occurrence of certain unfavorable events, the debenture holders would have the right commencing in 1996 to designate all of the members of the Board of Directors.

       At December 31, 1995, Geller, Saul, the Trust and the debenture holders collectively owned, assuming conversion of exercisable options, warrants, and convertible debentures, or have voting power with respect, to approximately 6,583,000 shares or 77% of the Company's common stock.

3.     ACQUISITION OF MARCHON, INC. AND BUDDY L


       MARCHON, INC. - On October 13, 1994, Marchon, Inc. was merged into a newly-created wholly-owned subsidiary of the Company, which then changed its name to Marchon, Inc. The stockholders of the former Marchon, Inc. received, in consideration of such merger, 1,076,923 shares of the Company's common stock and $6,500,000 in cash (payable $3,250,000 at closing and the balance one year from closing). The acquisition has been accounted for by the purchase method of accounting. An excess purchase price of approximately $10,500,000 has been determined, based upon the fair values of assets acquired and liabilities assumed with the acquisition. The operating results of this acquisition are included in the Company's consolidated results of operations from the date of acquisition.


       BUDDY L - On July 7, 1995, two subsidiaries of the Company, Empire Manufacturing, Inc. and Carnichi Limited, a Hong Kong corporation, acquired the toy business assets and assumed certain liabilities of Buddy L.

       The purchased assets comprise the former toy manufacturing, design and marketing business of Buddy L. The Company will continue to operate the business using the trademark "Buddy L" in order to take advantage of Buddy L brand recognition.

       The consideration for the acquisition included the following: (i) 756,667 shares of the Company's common stock (and up to 454,000 shares of common stock as price protection in the event Buddy L sells the aforementioned received common stock under certain circumstances between July 7, 1996 and December 31, 1997 for less than $12.00 per share); (ii) approximately $15,600,000 in cash and $4,753,000 of one-year 10% notes issued to Buddy L for the purchase

EMPIRE OF CAROLINA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993


       of domestic and Canadian inventory and receivables; and (iii) a five-year earnout based upon an amount equal to either 1 1/2% of consolidated sales of the Company's and Buddy L's products or, at Buddy L's option, a percentage of the Company's consolidated earnings before interest and income taxes based on the sale of Buddy L products, but in no event will the earnout be less than $3,250,000, including $1,250,000 in cash paid at closing (which sum was included in (ii) above), with the excess over $3,250,000 subject to certain offsets not to exceed $10,000,000. The amount of earnout is also limited so as not to exceed certain levels except under certain circumstances. Buddy L also received certain demand and "piggyback" registration rights with respect to the Company's common stock.


       An excess purchase price of approximately $5,300,000 has been determined, based upon the fair values of assets acquired and liabilities assumed with the acquisition. Excess of cost over fair value of net assets acquired relating to the Company's acquisition of the net assets of Buddy L is being amortized on a straight-line basis over a period of twenty years.

       Approximately $4,300,000 of the purchase price of the assets of Buddy L has been allocated to the trademarks acquired.

       To provide a portion of the funds needed to finance the acquisition, the Company issued three-year senior subordinated notes in the aggregate principal amount of $7,580,000 bearing interest at the rate of 12% per annum (see Note 7). The holders of the notes were issued four-year warrants for the purchase of up to 758,000 shares of the Company's common stock on the basis of one share of common stock for each $10 of notes acquired, exercisable commencing July 7, 1997 at an exercise price of $9.00 per share. If the notes are redeemed, the warrants lapse. The Company also issued 247,392 shares of its $.10 par value common stock at $7.25 per share and 442,264 shares of its $.01 par value Series A cumulative convertible preferred stock at $7.25 per share.



       In addition, the Company secured a new revolving credit loan through Empire Manufacturing (see Note 7).


       The following unaudited proforma results of continuing operations assume the transactions described above occurred as of January 1, 1994 after giving effect to certain adjustments, including amortization of the excess of cost over underlying net assets (in thousands, except per share amounts):

EMPIRE OF CAROLINA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                                                                              1995                   1994
                                                                              ----                   ----

        Net sales  . . . . . . . . . . . . . . . . . . . . . .              $ 187,193             $  215,102

        Loss from continuing operations before
         income taxes and cumulative effect of
         an accounting change  . . . . . . . . . . . . . . . .                (22,818)               (73,212)
        Net loss . . . . . . . . . . . . . . . . . . . . . . .                (14,693)               (48,647)

        Loss per share:
        Primary and fully diluted  . . . . . . . . . . . . . .                  (2.83)                 (9.27)


       The unaudited pro forma financial information does not purport to be indicative of the results of operations that would have occurred had the transactions taken place at the beginning of the periods presented or of future results of operations.


4.     INVESTMENTS

       MARKETABLE SECURITIES - Effective January 1, 1994, the Company adopted SFAS No. 115. In accordance with SFAS No. 115, the Company records its investments in marketable equity securities, which are classified as available for sale, at fair value. The effect of the adoption of SFAS No. 115 was not material to the Company's financial statements.

       At December 31, 1994, the Company determined that the decline in fair value for all of their securities was other than temporary. In accordance with SFAS No. 115, the Company recorded a $773,000 writedown to reflect its securities at net realizable value and included such writedown in the consolidated statement of operations for the year ended December 31, 1994. Included in interest income, dividends and net realized gains are net realized gains (losses) on sales of marketable securities of $(3,000), $(140,000) and $2,000 for the three years ended December 31, 1995, 1994 and 1993, respectively.


       The Company's and its subsidiaries' investments consist of the following:


DESCRIPTION                                                                          MARKET VALUE               CARRYING VALUE
                                                                                     ------------               --------------
                                                                                                  (IN THOUSANDS)

December 31, 1995 -
  Investments in preferred stocks . . . . . . . . . . . . . . . . . . . . .         $       189                 $        189
                                                                                    ===========                 ============

December 31, 1994:
  Investments in common stocks  . . . . . . . . . . . . . . . . . . . . .           $     1,734                 $      1,734
  Investments in preferred stocks . . . . . . . . . . . . . . . . . . . .                   399                          399
  Investments in limited partnerships . . . . . . . . . . . . . . . . . .                   172                          172
                                                                                    -----------                 ------------
Total . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           $     2,305                 $      2,305
                                                                                    ===========                 ============

EMPIRE OF CAROLINA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993



5.     INVENTORIES

       A summary of inventories, by major classification, at December 31, 1995 and 1994 is as follows (in thousands):

                                                                             1995                           1994
                                                                        --------------                 --------------

       Raw materials . . . . . . . . . . . . . . . . . . . . . . . .    $       13,591                $        4,393
       Work-in-process . . . . . . . . . . . . . . . . . . . . . . .             2,169                           980
       Finished goods  . . . . . . . . . . . . . . . . . . . . . . .            14,418                         6,402
                                                                        --------------                --------------

                                                                        $       30,178                $       11,775
                                                                        ==============                ==============

       Inventories are net of writedowns for lower of cost or market reserves of $3,141,000 and $1,283,000 at December 31, 1995 and 1994,
       respectively.

6.     PROPERTY, PLANT AND EQUIPMENT, NET

       Property, plant and equipment at December 31, 1995 and 1994 consists of the following (in thousands):

                                                                                   1995                           1994
                                                                              --------------                 --------------

       Land  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $        223                    $      223
       Buildings and improvements  . . . . . . . . . . . . . . . . . . .            11,393                        10,371
       Machinery and equipment . . . . . . . . . . . . . . . . . . . . .            21,683                        13,046
       Molds . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            15,472                         7,706
       Furniture and fixtures  . . . . . . . . . . . . . . . . . . . . .               709                           853
                                                                              ------------                  ------------

       Total . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            49,480                        32,199

       Less accumulated depreciation . . . . . . . . . . . . . . . . . .            25,840                        21,028
                                                                              ------------                  ------------
       Property, plant and equipment, net  . . . . . . . . . . . . . . .      $     23,640                  $     11,171
                                                                              ============                  ============


       No interest was capitalized during 1995 and 1994.

7.     NOTES PAYABLE AND LONG TERM DEBT

       The following table summarizes notes payable and long-term debt as of December 31, 1994 and 1993 (in thousands):

EMPIRE OF CAROLINA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993



                                                                                               1995                      1994
                                                                                               ----                      ----

Lines of credit . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  (a)         45,612                $     4,559
One-year notes issued in Marchon acquisition  . . . . . . . . . . . . . . . . . .  (b)            166                      3,250
Hong Kong facilities  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  (c)            600                        877
9% convertible subordinated debentures  . . . . . . . . . . . . . . . . . . . . .  (d)         13,851                     13,563
12% senior subordinated notes . . . . . . . . . . . . . . . . . . . . . . . . . .  (e)          7,959                         --
One-year notes issued in Buddy L acquisition  . . . . . . . . . . . . . . . . . .  (f)          2,828                         --
                                                                                           ----------                 ----------

                                                                                               71,016                     22,249
Less notes payable and current portion of
  long-term debt  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             (49,206)                    (8,686)
                                                                                           ----------                 ----------

Total long-term debt  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          $   21,810                 $   13,563
                                                                                           ----------                 ----------


       (a) Empire Industries has a credit facility, expiring May 15, 1996, under which Empire Industries can borrow up to $25,000,000 at an interest rate ranging from LIBOR plus 3.75% to LIBOR plus 4.25% (9.78% at December 31, 1995). The availability of borrowings under the loan agreement is based on Empire Industries' eligible domestic accounts receivable and inventory balances, as defined. In addition, Empire Industries may borrow up to an additional $5,000,000 subject to the total facility limit of $25,000,000. The collateral under the loan agreement is Empire Industries' accounts receivable, inventories, and machinery and equipment. The loan is due on demand.

              Empire Manufacturing has a revolving credit loan, expiring July 7, 1996, under which Empire Manufacturing can borrow up to a maximum principal balance of $25,000,000 at an interest rate of prime plus 1% (9.50% at December 31, 1995). The availability of borrowings under the credit loan is based on Empire Manufacturing's eligible accounts receivable, inventory, equipment and the face amount of Commercial Letters of Credit issued by the bank for the purpose of purchasing inventory. The revolving credit loan is payable on demand and is collateralized by substantially all the assets of Empire Manufacturing. Empire has provided to the bank a guaranty securing payment of the loan with respect to principal amounts up to $5,000,000 outstanding from time to time together with interest on such outstanding principal amounts. Empire has also agreed to subordinate any amounts payable to Empire from Empire Manufacturing in connection with up to $9,500,000 of loans made by Empire to Empire Manufacturing in connection with the Buddy L acquisition.

              See Note 17 for information concerning a new credit facility.

       (b) On October 13, 1994 and in connection with the Marchon acquisition as described in Note 3, the Company issued $3,250,000 one-year notes. The notes bear interest at prime (8.50% at December 31, 1995).

EMPIRE OF CAROLINA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993


       (c) Marchon Toys meets its working capital needs through two bank credit facilities which are due on demand. Under the loan agreements, Marchon Toys can borrow up to $2,468,000 at interest rates ranging from .5% to 1.75% over the banks' best lending rates (9.25% and 10.5% at December 31, 1995). The availability of borrowings under the loan agreements is based on Marchon Toys' eligible accounts receivable and inventory balances, as defined. All of Marchon Toys' assets are collateral under the loan agreements.

       (d) On December 22, 1994, the Company issued 9%, five-year subordinated debentures in the aggregate principal amount of $15,000,000, convertible into an aggregate of up to 2,000,000 shares of the Company's common stock at $7.50 per share. Concurrent with and dependent upon the closing of the debenture financing, the Company issued warrants to purchase an additional 1,000,000 shares of common stock at an exercise price of $7.50 per share to Geller and his designees. The proceeds from the debenture financing have been allocated between the debentures and the warrants based on fair values.

       (e) In connection with the Buddy L acquisition described in Note 3, the Company issued three-year senior subordinated notes in the aggregate principal amount of $7,580,000 bearing interest at the rate of 12% per annum, with no right of redemption prior to maturity other than (i) the right of the Company to call for the entire redemption thereof on the first anniversary of the issuance of such notes by paying the principal balance thereof, accrued interest thereon and a premium equal to 10% of the principal balance and (ii) the right of a majority in interest of the holders of the notes to put all of the notes to the Company for the principal balance thereof, accrued interest thereon and a premium equal to 20% of the principal balance on the second anniversary of the issuance of such notes.

       (f) On July 7, 1995 and in connection with the Buddy L acquisition as described in Note 3, the Company issued $4,753,000 one-year notes. The notes bear interest at the rate of 10% per annum.

       Long-term debt is carried net of any related discount or premium and unamortized debt issuance cost.

       Certain of the Company's debt arrangements contain requirements as to the maintenance of minimum levels of working capital, leverage ratios and tangible net worth, and prohibit the Company from paying dividends. Also, certain of the debt arrangements contain various security interests and restrictive covenants which limit the ability of the subsidiaries to loan, advance and dividend a substantial portion of their net assets (approximately $5,341,000 restricted at December 31, 1995). At December 31, 1995, the Company was in compliance with all covenants. Machinery and equipment, with a net book value of approximately $10,951,000 at December 31, 1995 and inventory and accounts receivable (approximately $79,000,000 at December 31, 1995) have been pledged as collateral for certain of the Company's indebtedness.

EMPIRE OF CAROLINA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993



       Principal maturities of notes payable and long-term debt are as follows (in thousands):



       1996 . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  49,206
       1997 . . . . . . . . . . . . . . . . . . . . . . . . . . . .         --
       1998 . . . . . . . . . . . . . . . . . . . . . . . . . . . .      7,580
       1999 . . . . . . . . . . . . . . . . . . . . . . . . . . . .     15,000


8.     INCOME TAXES

       Effective January 1, 1993, the Company adopted prospectively SFAS No.
       109. SFAS No. 109 requires a change from the deferred method as required under APB Opinion No. 11 to the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. The net cumulative effect of the change in accounting for income taxes was an expense of $910,000, of which $1,024,000 of expense was related to discontinued operations.

       The balances of deferred income tax assets and liabilities at December 31, 1995 and 1994 are as follows (in thousands):


                                                              1995        1994
                                                              ----        ----

Current deferred income tax assets relate to:
  Reserves for indemnification obligations and accrued
    expenses of companies sold  . . . . . . . . . . . . . . $   517     $ 1,039
  Accruals to related parties . . . . . . . . . . . . . . .     260         187
  Other accruals not currently deductible . . . . . . . . .   3,078       1,305
  Inventory capitalization  . . . . . . . . . . . . . . . .     812         386
  Allowance for bad debts . . . . . . . . . . . . . . . . .     711       1,650
  Allowance for marketable securities . . . . . . . . . . .     147         301
  Prepaid assets relating to common stock warrants  . . . .     116         ---
  Other . . . . . . . . . . . . . . . . . . . . . . . . . .     150         230
                                                            -------     -------
                                                              5,791       5,098

Less valuation allowance  . . . . . . . . . . . . . . . . .     195         634
                                                            -------     -------

Net current deferred tax assets . . . . . . . . . . . . . . $ 5,596     $ 4,464
                                                            =======     =======


EMPIRE OF CAROLINA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993


                                                                                                   1995                1994
                                                                                                   ----                ----

Noncurrent deferred income taxes assets (liabilities) relate to:
  Basis in the stock of a majority-owned subsidiary . . . . . . . . . . . . . . . . . . . .       $    3,472          $    3,472
  Accruals and reserves not currently deductible  . . . . . . . . . . . . . . . . . . . . .              594                 786
  Operating loss carryforwards  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              792                  --
  Basis and depreciation differences  . . . . . . . . . . . . . . . . . . . . . . . . . . .           (3,433)             (3,521)
  Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              (36)                 28
                                                                                                ------------         -----------
                                                                                                       1,389                 765

Less valuation allowance  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            3,472               3,659
                                                                                                 -----------          ----------

Net noncurrent deferred tax liability . . . . . . . . . . . . . . . . . . . . . . . . . . .       $   (2,083)         $   (2,894)
                                                                                                  ==========          ==========


       The components of income tax expense (benefit) for the years ended December 31, 1995, 1994 and 1993 are as follows (in thousands):

                                                        1995                 1994               1993
                                                        ----                 ----               ----

Current income taxes (benefits):
  Federal . . . . . . . . . . . . . . . . . .      $      (1,792)     $         570      $        425
  State . . . . . . . . . . . . . . . . . . .               (260)               143              (342)
                                                   -------------      -------------      ------------

Total current income taxes (benefits) . . . .             (2,052)               713                83

Deferred income taxes (benefits)  . . . . . .               (823)                95               983
                                                   -------------      -------------      ------------

Total . . . . . . . . . . . . . . . . . . . .      $      (2,875)     $         808      $      1,066
                                                   =============      =============      ============


       The following is a reconciliation of income tax expense (benefit) to that computed by applying the federal statutory rate of 34%, 34%, and 35% to income (loss) from continuing operations before income taxes and cumulative effect of an accounting change for the years ended December 31, 1995, 1994 and 1993, respectively (in thousands):

EMPIRE OF CAROLINA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993





                                                               1995             1994             1993
                                                               ----             ----             ----

Federal tax (benefit) at the statutory rate . . . .     $     (2,508)    $       475     $       (158)

Equity earnings (loss) of foreign subsidiary  . . .             (203)             30               --
Amortization of goodwill  . . . . . . . . . . . . .              187              --               --
Equity losses of subsidiary excluded from
  consolidated federal income tax return  . . . . .               --              92               --
Settlement of income tax audit  . . . . . . . . . .               --              --            1,173
Tax exempt interest income  . . . . . . . . . . . .               --              --             (343)
State income taxes, net of federal tax benefit  . .             (369)             93              110
Other . . . . . . . . . . . . . . . . . . . . . . .               18             118              284
                                                        ------------     -----------     ------------
Total . . . . . . . . . . . . . . . . . . . . . . .     $     (2,875)    $       808     $      1,066




       The Company files a consolidated federal income tax return with its subsidiaries for any period that it possesses the required ownership. On December 30, 1993, the Company sold 25% of the common stock of CLR Corporation ("CLR"), previously a wholly-owned subsidiary of the Company. Effective on this date, CLR was no longer included in the Company's consolidated federal income tax return.


       Management has determined, based on CLR's history of prior earnings and alternative tax strategies, that CLR's earnings will not be sufficient to recognize its net deferred tax assets. Accordingly, the Company has provided allowances at December 31, 1995 and 1994 for CLR's net deferred tax assets.

       During the year ended December 31, 1994, the Company reduced its deferred tax assets and valuation allowance by approximately $3,500,000, principally for the expiration of unused capital loss carryforwards.

       During 1993, the Company recorded a deferred tax asset and increased its valuation allowance by approximately $3,472,000 for the basis in the stock of a majority-owned subsidiary, and reduced its deferred tax assets and valuation allowance by approximately $6,591,000 for the utilization of capital loss carryforwards. Also during 1993, the Company reduced its deferred tax assets and valuation allowance by approximately $35,000,000, principally for the expiration of unused capital loss carryforwards.

       Due to the change in control of the Company during 1994, CLR will be unable to utilize approximately $35,000,000 of operating loss carryforwards. As a result, the deferred tax asset and offsetting valuation allowance for these operating loss carryforwards have been eliminated with no effect on the Company's 1994 results of operations.

       During 1993, CLR settled a Connecticut state tax and interest assessment totaling $3,525,000 for $600,000. As a result of the settlement, the Company recorded a gain on the settlement of $2,925,000.

EMPIRE OF CAROLINA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993


       During 1993, the Company agreed to pay approximately $8,900,000 to settle an income tax audit of the Company's 1990 and 1991 federal income tax returns. As a result of the settlement, income tax and interest expense were increased by $1,173,000 and $1,460,000, respectively.


       The Company is currently involved in a federal and various state income tax audits. The Company believes it has adequate reserves for the potential impact of such audits.


9.     EMPLOYEE BENEFIT PLANS

       Empire Industries had a contributory profit sharing plan covering substantially all employees of Empire Industries. Profit sharing contributions expensed for 1995, 1994 and 1993 were $0, $100,000, and $83,000, respectively. During the fourth quarter of 1995 this plan was converted into a 401(k) plan. This plan allows for voluntary contributions by employees as well as an employer matching contribution of up to 10% of the participants' contribution. The employer's contribution is determined each year by the board of directors. Participants are 100% vested in their tax-deferred, rollover, and after-tax accounts. Employer contributions are subject to a vesting schedule by which employees are 100% vested after five years of participation in the plan.

       In connection with the Marchon acquisition, the Company assumed the liability of a defined contribution employee benefit plan under Section 401(k) of the Internal Revenue Code. The Company is in the process of winding up this plan which was effectively terminated during 1994. In addition, Marchon Toys Ltd. has a similar plan under which the subsidiary is required to make annual contributions equal to 5% or 7.5% of each employee's individual annual contributions based on employee compensation.


       The Company assumed the liability of a defined benefit plan of a former CLR subsidiary. The plan benefits were frozen at such time. During 1995, the plan was terminated and the plan obligations were settled through the purchase of a nonparticipating annuity contract to cover vested benefits. In accordance with the provisions of SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," the unrecognized net gain at December 31, 1994 of approximately $605,000 is eliminated against the excess of the cost of the annuity contract over the previously recorded projected benefit obligation. The cost of the annuity contract was approximately $3,114,000, which also approximated the plan's net assets. Accordingly, no gain or loss was recognized upon termination of the plan. Pension cost (benefit) associated with this plan for 1995, 1994 and 1993 was $0, $0, and ($176,000), respectively.


       With respect to discontinued operations, the Company retained sponsorship of The Isaly Klondike Company 401(k) Plan and Popsicle Industries Ltd. pension plan, both of which were effectively terminated at the closing of the sale of Isaly Klondike Company and Popsicle Industries Ltd. The Company is responsible for winding up these plans. During 1993, assets of The Isaly Klondike Company 401(k) Plan were distributed to participants. The Company is awaiting approval from the Canadian government to terminate the Popsicle Industries Ltd. pension plan.

EMPIRE OF CAROLINA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993


       In connection with the sale of the assets of The Isaly Klondike Company ("Isaly Klondike"), Thomas J. Lipton and its affiliates ("Lipton") assumed sponsorship of the pension plan for the Isaly Klondike employees. The plan benefits were frozen as of October 2, 1992, and the Company recorded a gain from curtailment of $243,000 during 1992. Under the terms of the sales agreement, the Company agreed to indemnify Lipton for any shortfall of plan assets necessary to satisfy the plan's benefits. See Note 15.

       The Company has assumed the liability for postretirement health care and life insurance benefits to former employees of a CLR subsidiary. The benefits will be funded as they are paid. The present value of the projected benefits due these former employees has been accrued, using a discount rate of 8.5% for 1995 and 8.5% for 1994, in the consolidated financial statements in accordance with SFAS No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions. The Company has accrued $911,000 and $991,000 as of December 31, 1995 and 1994, respectively, for these benefits. The net postretirement benefit cost for each of the three years ended December 31, 1995 is not material to the consolidated financial statements.

10.    STOCKHOLDERS' EQUITY


       CAPITAL STOCK - The Company has 35,000,000 shares of capital stock authorized, comprised of (i) 30,000,000 shares of common stock, $.10 par value and (ii) 5,000,000 shares of preferred stock, $.01 par value. The Board of Directors has designated 442,264 shares of preferred stock as Series A cumulative convertible preferred stock as of December 31, 1995, 442,264 shares of Series A cumulative convertible preferred stock were issued and outstanding.


       The Series A preferred stock automatically converts into shares of common stock on a share for share basis upon the affirmative vote of a majority of the shares of common stock represented at the 1996 annual meeting. In the event the Series A preferred stock is automatically converted, the holders of Series A preferred stock shall not be entitled to receive any dividend. In the event the preferred stock is not converted, then commencing on the third month after the date of the 1996 annual meeting, the holders will be paid a quarterly dividend of 15% per annum of the stated liquidation value per share. The stated liquidation value is $7.25 per share.

       PAID-IN CAPITAL - During 1995, paid-in capital was increased by $10,774,000 and $3,202,000 for the issuance of 1,004,059 shares of common stock and 442,264 shares of Series A cumulative convertible preferred stock, respectively, related to the Buddy L acquisition described in Note 3.

       During 1994, paid in capital was increased by $6,488,000 due to the issuance of 1,076,923 shares of common stock in the Marchon acquisition described in Note 3. Also during 1994, paid-in capital was increased by $1,740,000 due to the issuance of certain warrants as described below. The Company reduced paid-in capital during 1994 by $45,837,000 due to the retirement of treasury shares.

       TREASURY STOCK - At December 31, 1995 and 1994, there are no shares of common stock held in treasury. As described in Note 2, the Company redeemed 11,766,634 shares of the Company's stock from the Halperin Group at $6.50 per share on September 30, 1994. The total cost of the

EMPIRE OF CAROLINA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993


       redemption, including expenses, was $76,863,000. The shares so redeemed were retired as of September 30, 1994.

       During 1993, the Company made a tender offer to purchase up to 14,000,000 shares of its common stock at the price of $6.50 per share. The offer expired on January 11, 1994. In this tender offer, 1,414,268 shares were tendered and purchased by the Company at a total purchase price of approximately $9,193,000 during the first quarter of 1994. The shares repurchased under the tender offer were retired as of September 30, 1994.

       STOCK OPTIONS - During 1994, the Company granted to certain of its employees, including Geller as discussed in Note 2, options to purchase shares of its common stock. At December 31, 1995, there were options outstanding to purchase 1,842,500 shares of common stock at exercise prices ranging from $5.875 to $8.625 per share, which approximated the closing price of the stock on the date of issuance, and which expire from 1999 to 2004. During 1995, 502,500 options were granted, 10,000 options expired, and no options were exercised. Subsequent to December 31, 1995, options to purchase 9,940 shares were exercised and 490,060 options expired. See Note 2.


       During 1991, CLR granted Olin Corporation ("Olin") options that entitle Olin to purchase 240,000 shares of Empire's common stock at $8.50 per share. If Olin should exercise its options, CLR would have the right to elect to pay Olin any excess of the current market price over the exercise price in lieu of transferring these shares. The Company has guaranteed CLR's performance of these options. In 1995, and in connection with the settlement with Olin, the Company extended the option expiration date from September 30, 1996 to September 30, 1997 (see Note 12).


       STOCK WARRANTS - In 1995, the holders of the 12% three-year senior subordinated notes were issued four-year warrants for the purchase of up to 758,000 shares of the Company's common stock on the basis of one share of common stock for each $10 of notes acquired, exercisable commencing on the second anniversary of issuance (provided the notes are not redeemed on or by such date, see Note 7), at an exercise price of $9.00 per share. If the notes are so redeemed, the warrants lapse. The warrantholders are also entitled to one demand and certain "piggyback" registration rights, commencing on the second anniversary of issuance and certain anti-dilution and price-protection rights.

       During 1995 and 1994, the Company issued warrants to certain investment bankers and consultants to purchase 321,000 shares of common stock at $7.50 per share in exchange for future services. The warrants expire as follows: 79,000 on November 3, 1997; 163,000 on December 27, 1997; and 79,000 on January 3, 1998.

       As discussed in Note 7, the Company issued warrants to Geller, Saul and their designees that assisted them in connection with the debenture financing, to purchase 1,000,000 shares of common stock at $7.50 per share. Fifty percent of the warrants expire on December 22, 1996 with the balance on December 22, 1997.

EMPIRE OF CAROLINA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993


11.    EARNINGS PER SHARE

       Earnings per share are based on the weighted-average shares of common stock and dilutive common stock equivalents outstanding during the period. Weighted-average shares for the years ended December 31, 1995, 1994 and 1993 are as follows:

                                       1995          1994          1993
                                     ---------    ----------    ----------
       Primary . . . . . . . .       4,680,852    12,158,548    14,669,773
       Fully diluted . . . . .       4,680,852    12,158,548    16,295,198

       In the calculation of fully diluted earnings per share, net income was increased by $429,000 for the year ended December 31, 1993 for interest expense, net of tax, due to the assumed conversion of debt into common stock. See Note 16.

       All of the various outstanding stock options and warrants during 1995 and 1994 are excluded from primary and fully-diluted earnings per share because they are anti-dilutive. See Note 10. Common stock contingently issuable as price protection related to the Buddy L acquisition is included in primary and fully diluted earnings per share.

12.    COMMITMENTS AND CONTINGENCIES

       LETTERS OF CREDIT - At December 31, 1995, the Company had outstanding commitments under letters of credit totaling $1,246,000.

       LEASES - The Company is committed under various noncancelable operating leases. Future minimum lease obligations under these operating leases by year are as follows: 1996 - $1,122,000; 1997 - $638,000; 1998 -
       $439,000; 1999 - $443,000; 2000 - $355,000; thereafter - $531,000.

       The net rental expense for operating leases was approximately $1,196,000 in 1995, $589,000 in 1994, and $416,000 in 1993.

       INDEMNIFICATIONS - See Note 15 for a description of the terms of indemnifications relating to the sale of Wilbur Chocolate Co., Inc., The Isaly Klondike Company and Popsicle Industries Ltd.


       During 1995, the Company and its majority-owned subsidiary, CLR, were released from substantially all indemnification obligations including certain tax matters arising from the December 23, 1988 sale of General Defense Corporation ("GDC") to Olin Corporation by CLR's predecessor, Clabir Corporation. In exchange for the release, the Company paid $475,000 and extended the expiration date of the options granted to Olin Corporation from September 30, 1996 to September 30, 1997. The Company believes future obligations, if any, related to the indemnification will not have a material adverse effect on its consolidated financial statements.



       LITIGATION - An action was commenced on October 19, 1994 in the Court of Chancery of the State of Delaware (New Castle County) against the Company as a nominal defendant. The action names

EMPIRE OF CAROLINA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993



       Maurice A. Halperin, Barry S. Halperin, Carol A. Minkin, Jeffrey
       Swersky, Carl Derman, Steven Geller and Halco Industries, Inc. as defendants. The complaint includes class and derivative claims. The Company is only a nominal defendant in the derivative claims, but the Company has agreed to indemnify the Halperin Group to the extent permitted by law, with certain exceptions. Certain defendants in interest (the Halperin Group and Messrs. Swersky and Derman) have stated that they intend to defend the claims vigorously. A motion to dismiss the claims was filed on behalf of the Company and Mr. Geller. The court granted the motion on February 5, 1996, dismissing the claims against each named defendant. If the indemnification obligations of the Company to the Halperin Group discussed above were triggered, substantial liabilities by the Company could result. The Company is unable at this time to determine if the indemnification agreement will be triggered, and, if so, the extent of financial exposure on the part of the Company to the Halperin Group.



       There are two suits claiming infringement of various intellectual property rights which have been filed against Marchon. These claims are in various stages of litigation. The Company believes that it has meritorious defenses to the open claims and has provided reserves for its estimated costs to settle these matters. The Company does not believe that any additional amounts required to ultimately resolve these matters will be have a material adverse effect on the consolidated financial statements.



       The Company's operating subsidiaries and its former operating subsidiaries are subject to various types of consumer claims for personal injury from their products. The Company's subsidiaries maintain product liability insurance. Various product liability claims, each of which management believes is adequately covered by insurance and/or reserves, are currently pending. The Company does not believe the outcome of any of this litigation either individually or in the aggregate would have a material adverse effect on the Company's consolidated financial statements.



       CONTINGENCIES - The Company has been identified as a potentially responsible party, along with numerous other parties, at various U.S. Environmental Protection Agency ("EPA") designated superfund sites. The Company intends to vigorously contest these matters. It is the Company's policy to accrue remediation costs when it is probable that such costs will be incurred and when they can be reasonably estimated. As of December 31, 1995, the Company had reserves for environmental liabilities of $600,000. The amount accrued for environmental liabilities was determined without consideration of possible recoveries from third parties. Estimates of costs for future remediation are necessarily imprecise due to, among other things, the allocation of costs among potentially responsible parties. Although it is possible that additional environmental liability related to these matters could result in amounts that could be material to the Company's consolidated financial statements, a reasonably possible range of such amounts cannot presently be estimated. Based upon the facts presently known, the large number of other potentially responsible parties and potential defenses that exist, the Company believes that its share of the costs of cleanup for its current remediation sites will not, in the aggregate, have a material adverse impact on its consolidated financial statements.

EMPIRE OF CAROLINA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993


13.    SEGMENT INFORMATION

       The Company's consolidated operations are concentrated in the following segments: (1) toys and buttons ("toys") and (2) holiday products. Information by industry segment is shown below (in thousands):

                                                   AS OF OR FOR THE YEAR ENDED DECEMBER 31,
                                               -------------------------------------------------
                                                 1995                 1994                1993
                                               --------              -------            --------
Net Sales:
  Toys  . . . . . . . . . . . . . . . . .      $121,573              $33,003            $ 21,143
  Holiday products  . . . . . . . . . . .        32,171               24,961              20,211
                                               --------              -------            --------
Net Sales . . . . . . . . . . . . . . . .      $153,744              $57,964            $ 41,354
                                               ========              =======            ========
Operating income (loss)(1):

  Toys  . . . . . . . . . . . . . . . . .      $  1,869              $   127            $    693
  Holiday products  . . . . . . . . . . .         4,910                3,335               3,598
  Nonrecurring restructuring and
    relocation charges  . . . . . . . . .        (7,550)               -                   -

  Corporate . . . . . . . . . . . . . . .        (1,123)              (2,497)             (7,756)
                                               --------              -------            --------
Operating income (loss) . . . . . . . . .      $ (1,894)             $   965            $ (3,465)
                                               ========              =======            ========
Identifiable assets(2):

  Toys  . . . . . . . . . . . . . . . . .      $114,743              $49,913            $ 12,551
  Holiday products  . . . . . . . . . . .        21,610               12,303              12,365
  Corporate . . . . . . . . . . . . . . .         3,800                5,740              98,324
                                               --------              -------            --------
Total assets  . . . . . . . . . . . . . .      $140,153              $67,956            $123,240
Capital expenditures:
  Toys  . . . . . . . . . . . . . . . . .      $  4,855              $ 1,906            $    685

  Holiday products  . . . . . . . . . . .           895                2,547                 713
  Corporate . . . . . . . . . . . . . . .        -                     -                      25
                                               --------              -------            --------
Total . . . . . . . . . . . . . . . . . .      $  5,750              $ 4,453            $  1,423

Depreciation and amortization:
  Toys  . . . . . . . . . . . . . . . . .      $  5,925              $ 1,277            $    881
  Holiday products  . . . . . . . . . . .         1,286                  994                 842

  Corporate . . . . . . . . . . . . . . .        -                        12                  73
                                               --------              -------            --------
Total . . . . . . . . . . . . . . . . . .      $  7,211              $ 2,283            $  1,796
                                               ========              =======            ========

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993


       (1) Corporate expenses for 1994 and 1993 related primarily to executive compensation of the prior management group and contributions not directly attributable to the Company's toy and holiday product segments. For 1995, nonrecurring restructuring and relocation charges have not been allocated to a segment.



       (2) The identifiable assets of each industry segment include: (i) assets that are used exclusively by that industry segment and
              (ii) an allocated portion of assets used jointly by more than one industry segment. Corporate assets consist principally of cash, marketable securities, notes receivable from Halco, and other assets.



       The Company has a Hong Kong based subsidiary, acquired in the Marchon acquisition, which oversees the sourcing of products from manufacturers in the Far East. Sales sourced through Marchon's Hong Kong based subsidiary for the year ended December 31, 1995 were $34,455,000 to U.S. based customers and $7,390,000 to foreign customers. For the period from the acquisition date, October 13, 1994, to December 31, 1994, sales were $9,012,000 to U.S. based customers and $2,728,000 to foreign customers. Gross profit for the year ended December 31, 1995 and for the period October 13 to December 31, 1994 was $13,844,000 and $5,088,000, respectively. Total assets as of December 31, 1995 and 1994 were $6,697,000 and $7,981,000, respectively.


       Intercompany sales between the Company's foreign and domestic operations for the year ended December 31, 1995 and for the period October 13 to December 31, 1994 were $11,557,000 and $1,299,000, respectively.

       For the toy segment, sales to significant customers, individually, were 15%, 13%, and 23% of toy sales, respectively, in 1995; 17%, 11%, and 18% of toy sales, respectively, in 1994; and 14%, 8%, and 17% of toy sales, respectively, in 1993. No other customer accounted for more than 10% of the Company's toy sales in those years.

       For the holiday products segment, sales to significant customers, individually, were 29% and 13% of holiday products sales, respectively, in 1995; 34% and 6% of holiday products sales, respectively, in 1994; and 34% and 3% of holiday products sales, respectively, in 1993. No other customer accounted for more than 10% of the Company's holiday products sales in those years.

14.    NONRECURRING RESTRUCTURING AND RELOCATION CHARGES


       During 1995, the Company recorded nonrecurring restructuring and relocation charges of $7,550,000 ($6,451,000 in the fourth quarter) pursuant to a formal plan of restructure and relocation of operations and corporate offices, primarily resulting from its acquisition of Buddy L and Marchon.



       The costs include $4,200,000 for relocation of its operations to North Carolina; $2,267,000 for the establishment of corporate headquarters in Delray Beach, Florida; $783,000 for employee severance; and $300,000 for lease termination costs for duplicate facilities. It is currently anticipated that substantially all incurred but unpaid amounts as of December 31, 1995 will be expended during 1996.

EMPIRE OF CAROLINA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993


15.    DISCONTINUED OPERATIONS

       From 1989 through early 1993, the Company was engaged in additional businesses through other subsidiaries. Control of these businesses was acquired through stock acquisitions during 1989 and through the December 29, 1989 merger of AmBrit, Inc. into the Company and the December 29, 1989 merger of Clabir Corporation into the Company's newly formed subsidiary, CLR. As a result of these acquisitions, the Company manufactured, marketed and distributed frozen novelty products through The Isaly Klondike Company ("Isaly Klondike"); manufactured a variety of chocolate and confectionery products through Wilbur Chocolate Co., Inc. ("Wilbur"); and sold proprietary flavoring systems and packaging to licensees which manufactured and distributed frozen novelty products in Canada through Popsicle Industries Ltd. ("Popsicle Canada"). Isaly Klondike and Popsicle Canada were sold on February 1, 1993, and Wilbur was sold on October 6, 1992.

       Income from discontinued operations for the year ended December 31, 1993 consists of the following (in thousands):


Net loss of Isaly Klondike  . . . . . . . . . . . . . . . . . . . . . . . . . .       $    (319)

Net loss of Popsicle Canada . . . . . . . . . . . . . . . . . . . . . . . . . .             (57)
Gain on sale of Isaly Klondike and Popsicle Canada, net of tax  . . . . . . . .          27,129
Cumulative effect of change in accounting for income taxes
  (See Note 8)  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (1,024)
                                                                                         ------

Total . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $  25,729
                                                                                         ======

       SALE OF ISALY KLONDIKE AND POPSICLE CANADA - On February 1, 1993, the Company sold the assets used in the businesses of its wholly-owned subsidiaries, Isaly Klondike and Popsicle Canada, to Lipton for approximately $154 million in cash plus the assumption of certain trade and other short-term liabilities. The Company agreed to a five-year covenant not to compete in businesses similar to Isaly Klondike's and Popsicle Canada's businesses. The long-term debt of Isaly Klondike and Popsicle Canada remained an obligation of the Company and was repaid at closing. The Company also retained the liability for certain contracts including the responsibility to wind up certain employee benefit plans (see Note 9). The Company indemnified Lipton for breaches of representations and warranties and certain claims and contracts arising before the businesses were sold. The Company's indemnification obligations for income taxes for preclosing periods, certain contracts, and certain other preclosing matters are unlimited. The Company's remaining indemnification obligations were subject to a limit of $8.5 million. Certain of the Company's expenses in winding up the operations of Isaly Klondike and Popsicle Canada will be applied against and reduce this limitation. The Company's indemnification obligations are subject to time limitations ranging from fourteen months to three years, except for income tax matters and breaches of environmental representations for which Lipton may assert claims until 90 days after the expiration of the applicable statute of limitations. The Company has established reserves for all claims known to it and for other contingencies in connection with the sale. Although there can be no assurance that claims and other contingencies related to the sale will not exceed established reserves, the Company believes that additional exposure related to the indemnification obligations will not be material to the consolidated financial statements.

EMPIRE OF CAROLINA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993


       During 1993, the Company recorded a gain from the sale of Isaly Klondike and Popsicle Canada of $27,129,000, net of taxes of $37,644,000.

       Due to the sale of Isaly Klondike and Popsicle Canada, which comprised the frozen novelty products segment and proprietary flavoring systems and packaging segment, respectively, these segments are reported in discontinued operations in the consolidated statements of operations.

       Results of the discontinued operations of Isaly Klondike and Popsicle Canada for the year ended December 31, 1993 consists of the following (in thousands):

                                                                                        Isaly                         POPSICLE
                                                                                       Klondike                        CANADA
                                                                                       --------                       --------

Net sales . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               $      2,974                   $       778
                                                                                  ------------                   -----------
Loss from operations before tax . . . . . . . . . . . . . . . . . .                       (435)                          (94)
Income tax benefit  . . . . . . . . . . . . . . . . . . . . . . . .                       (116)                          (37)
                                                                                   -----------                   -----------

Loss from discontinued operations . . . . . . . . . . . . . . . . .              $       (319)                   $       (57)
                                                                                 ------------                    -----------

       For 1993, discontinued operations of Isaly Klondike and Popsicle Canada include results of operations through the date of sale, February 1, 1993.

16.    RELATED PARTIES


       During 1995 and in connection with the Company's acquisition of Buddy L, affiliates of Weiss, Peck & Greer, L.L.C. (collectively referred to as "WP&G"), an investment firm, purchased 247,392 shares of common stock at $7.25 per share and 442,264 of Series A cumulative convertible preferred stock at $7.25 per share for an aggregate purchase price of $5,000,006. See Note 3. At December 1, 1995, WP&G is the holder of 597,392 shares of common stock and 442,264 shares of Series A cumulative convertible preferred stock. Two principals of WP&G are members of the Company's Board of Directors.



       WP&G, on behalf of investment funds for which they are managers, is the holder of approximately $14,900,000 of the Company's 9%, five-year, subordinated convertible debentures and a party to the Shareholders' Agreement dated December 22, 1994. See Notes 2 and 7. Concurrent with the closing of this debenture financing in December 1994, WP&G was issued warrants to purchase 100,000 shares of common stock at the exercise price of $7.50 per share.



       At December 31, 1995 and 1994, the Company had an unsecured receivable from the owner of its facility in Vernon Hills, Illinois of $506,000 and $472,000, respectively, related to costs incurred during its construction, which receivable is guaranteed by the Company's President and Chief Operating Officer. This receivable bears interest at an annual rate of 7.5% and is due on December 31, 1998. Subsequent to December
       31, 1994, the operations of Marchon were moved to the Company's facilities in Tarboro, North Carolina. Marchon sent notice to terminate
       the lease on the Illinois facility effective June 1995.   The Company
       also had an unsecured receivable of

EMPIRE OF CAROLINA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

       $55,000 and $82,000 at December 31, 1995 and 1994, respectively, from an entity of which the Company's President and Chief Operating Officer is a principal, related to Marchon's Pagedale, Missouri facility. This borrowing is due December 31, 1998 and is non-interest bearing. The Company is seeking to sublease the Missouri facility but until such time, the Company remains liable on the lease. These receivables are included in the consolidated financial statements as a reduction of consolidated stockholders' equity.

       During 1994 and 1993, the Company expensed $275,000 and $2,000,000, respectively, for contributions made to the Empire Foundation (the "Foundation"), a Florida trust whose trustees were three directors of the Company, two of which were also officers of the Company, prior to the change in control discussed in Note 2. The Company does not intend to make any further contributions to the Foundation. On September 30, 1994, the Halperin Group agreed to become responsible for the management of the Foundation.

       During 1994, the Company borrowed $15,000,000 from Maurice Halperin under a bridge loan financing to finance the acquisition of Marchon. Proceeds from the issuance of subordinated debentures discussed in Note 7 were used to repay $15,000,000.

       During 1993, the Company loaned Halco a total of $22,000,000. The Board of Directors of the Company had approved the loan to Halco of up to $27,000,000. The loan accrued interest at a rate equal to the prime rate plus 1%, was due on demand but no later than December 15, 1994 and was secured by the 5,743,887 shares of the Company's common stock owned by Halco. During the first quarter of 1994, an additional $3,825,000 was loaned to Halco. On March 29, 1994, Halco repaid the loan in full.

       As of December 31, 1992, the Company had borrowed a total of $33,000,000 from Halco under an unsecured promissory note that allowed the Company to borrow up to $36,000,000. The loan called for an interest rate of 15.6% per annum. $18,000,000 of the principal amount of the loan was convertible into shares of the Company's common stock at the conversion price of one share for each $3.125 principal amount converted. During the first quarter of 1993, the Company repaid borrowings of $15,000,000. On April 7, 1993, Halco notified the Company that it had elected to exercise its option to convert the remaining $18,000,000 owed by the Company to Halco into 5,760,000 shares of the Company's common stock at the stated conversion price of $3.125 per share. Halco assigned its rights to acquire these shares to certain officers and/or directors of the Company.


17.    SUBSEQUENT EVENTS

       On April 8, 1996, a bank issued a commitment to the Company to provide up to $85,000,000 in financing subject to documentation. The financing is for a three-year term at an interest rate of prime plus 1% or LIBOR plus 275 basis points. Of the $85,000,000, $12,000,000 will be in the form of a three-year term loan secured by the Company's domestic machinery, equipment and real

EMPIRE OF CAROLINA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993


       property. The balance of the availability of borrowings under the proposed loan agreement is based on and secured by the Company's domestic accounts receivable and inventory balances as defined. The collateral under the proposed loan agreement is substantially all of the domestic assets of the Company. The facility will replace two existing domestic facilities of $25,000,000 each. See Note 13.

                   EMPIRE OF CAROLINA, INC. AND SUBSIDIARIES
                         SUPPLEMENTARY FINANCIAL DATA
                            SELECTED QUARTERLY DATA
                     (in thousands, except per share data)


                                                                                          1995
                                                                                          ----
                                                            FIRST             SECOND          THIRD(1)            FOURTH
                                                            -----             ------          --------            ------
 Net sales . . . . . . . . . . . . . . . . . . .           $19,088           $19,631          $53,621            $61,404
 Gross profit  . . . . . . . . . . . . . . . . .             6,151             6,692           13,975             15,021

 Nonrecurring restructuring and relocation
   charges . . . . . . . . . . . . . . . . . . .              (150)             (409)            (540)            (6,451)
 Net income (loss) . . . . . . . . . . . . . . .            (1,006)           (1,262)              53             (2,286)

 Net Income (loss) per Common share:
 ----------------------------------

 Primary earnings per share  . . . . . . . . . .              (.24)             (.30)             .01               (.44)
 Fully diluted earnings per share  . . . . . . .              (.24)             (.30)             .01               (.44)






                                                                                          1994
                                                                                          ----
                                                            FIRST             SECOND            THIRD           FOURTH(2)
                                                            -----             ------            -----           ------

 Net sales . . . . . . . . . . . . . . . . . . .            $6,740            $4,677          $19,966            $26,581
 Gross profit  . . . . . . . . . . . . . . . . .             1,372               995            6,324              8,716

 Net income (loss) . . . . . . . . . . . . . . .               (47)             (598)           1,960               (726)
 Net Income (loss) per Common share:
 ----------------------------------

 Primary earnings per share  . . . . . . . . . .              (.01)             (.04)             .13               (.18)

 Fully diluted earnings per share  . . . . . . .              (.01)             (.04)             .13               (.18)



 ------------------------------

 (1) During the third quarter of 1995, the Company acquired certain assets and assumed certain liabilities of Buddy L. See Note 3 to the Consolidated Financial Statements.

 (2) During the fourth quarter of 1994, the Company acquired Marchon. See Note 3 to the Consolidated Financial Statements.

                             [DELOITTE & TOUCHE LLP
                                  LETTERHEAD]





INDEPENDENT AUDITORS' REPORT


To the Board of Directors of
Empire of Carolina, Inc.


We have audited the consolidated financial statements of Empire of Carolina, Inc. and its subsidiaries as of December 31, 1995 and 1994, and for each of the three years in the period ended December 31, 1995, and have issued our report thereon dated March 29, 1996 (April 8, 1996 as to Note 17); such report is included elsewhere in this Form 10-K. Our audits also included the consolidated financial statement schedule of Empire of Carolina, Inc. and its subsidiaries, listed in Item 14. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.






Raleigh, North Carolina
March 29, 1996
(April 8, 1996 as to Note 17)

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

EMPIRE OF CAROLINA, INC. (PARANT)

STATEMENTS OF OPRATIONS
YEARS ENDED DECEMBER 31, 1995 AND 1994




                                                                                                    1995            1994
                                                                                                       (In Thousands)

                  ADMINISTRATIVE EXPENSES . . . . . . . . . . . . . . . . . . .                 $   (710)           $ (2,243)
                                                                                                --------            --------
                  OTHER INCOME (EXPENSES):
                      Interest income, dividends and net realized gains . . . .                    1,241                2,459
                      Unrealized loss on marketable securities  . . . . . . . .                                          (670)
                      Interest expense  . . . . . . . . . . . . . . . . . . . .                   (1,912)                 (61)
                      Equity in earnings of subsidiaries  . . . . . . . . . . .                   (5,621)                 310
                      Management fee income . . . . . . . . . . . . . . . . . .                    3,060                1,100
                                                                                                --------             --------

                          Total other income (expenses) . . . . . . . . . . . .                   (3,232)               3,138
                                                                                                --------             --------

                  INCOME (LOSS) BEFORE TAXES  . . . . . . . . . . . . . . . . .                   (3,942)                 895
                                                                                                --------             --------
                  INCOME TAX EXPENSE  . . . . . . . . . . . . . . . . . . . . .                      559                  306
                                                                                                --------             --------

                  NET INCOME (LOSS) . . . . . . . . . . . . . . . . . . . . . .                 $ (4,501)            $    589
                                                                                                ========             ========

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT


EMPIRE OF CAROLINA, INC. (PARENT)

STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 1995 AND 1994



                                                                                                 1995                 1994
                                                                                                       (In Thousands)
                  ASSETS
                  CURRENT ASSETS:
                      Cash and cash equivalents . . . . . . . . . . . . . . . .                $  1,416              $     --
                      Marketable securities . . . . . . . . . . . . . . . . . .                     189                 1,861
                      Receivables from subsidiaries . . . . . . . . . . . . . .                  23,952                11,706
                      Prepaid expenses and other current assets . . . . . . . .                     920                 1,626
                                                                                               --------              --------
                          Total current assets  . . . . . . . . . . . . . . . .                  26,477                15,193
                  NOTE RECEIVABLE FROM SUBSIDIARY . . . . . . . . . . . . . . .                   9,580                   --
                  INVESTMENT IN SUBSIDIARIES  . . . . . . . . . . . . . . . . .                  21,947                28,574

                  OTHER NONCURRENT ASSETS . . . . . . . . . . . . . . . . . . .                   1,695                   718
                                                                                               --------              --------

                  TOTAL ASSETS  . . . . . . . . . . . . . . . . . . . . . . . .                $ 59,699              $ 44,485
                                                                                               ========              ========



The note receivable from subsidiary is subordinated to the subsidiary's bank facility and bears interest at the prime rate.

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT


EMPIRE OF CAROLINA, INC. (PARENT)

BALANCE SHEETS
DECEMBER 31, 1995 AND 1994 (CONCLUDED)


                                                                                                     1995              1994
                                                                                                         (IN THOUSANDS)
                 LIABILITIES AND STOCKHOLDERS' EQUITY
                 CURRENT LIABILITIES:
                     Notes payable . . . . . . . . . . . . . . . . . . . . . . . . . . . .          $    --            $ 3,250
                     Accounts payable and accrued expenses . . . . . . . . . . . . . . . .            1,040              1,496
                     Federal and state taxes payable . . . . . . . . . . . . . . . . . . .            3,685              2,532
                     Indemnification obligations related to sales of subsidiaries  . . . .            1,326              1,541
                                                                                                    -------            -------
                         Total current liabilities . . . . . . . . . . . . . . . . . . . .            6,051              8,819

                 CONVERTIBLE SUBORDINATED DEBENTURES . . . . . . . . . . . . . . . . . . .           13,851             13,563
                 SENIOR SUBORDINATED NOTES . . . . . . . . . . . . . . . . . . . . . . . .            7,959                 --

                 OTHER NONCURRENT LIABILITIES  . . . . . . . . . . . . . . . . . . . . . .              781                905
                                                                                                    -------            -------
                         Total Liabilities . . . . . . . . . . . . . . . . . . . . . . . .           28,642             23,287
                                                                                                    -------            -------
                 STOCKHOLDERS' EQUITY:
                     Common stock, $.10 par value, 30,000,000 shares authorized; shares issued and outstanding: 1995 - 5,194,000; 1994 - 4,191,000  . . . . .
                     Series A cumulative convertible preferred stock, $.01 par                          519                419
                      value, 5,000,000 shares authorized; shares issued and
                      outstanding: 1995 - 442,264; 1994 - 0  . . . . . . . . . . . . . . .
                      ($3,206,000 involuntary liquidation preference)                                     4                 --
                     Additional paid-in capital  . . . . . . . . . . . . . . . . . . . . .
                     Retained earnings (deficit) . . . . . . . . . . . . . . . . . . . . .           33,193             18,972
                     Stockholders' loans . . . . . . . . . . . . . . . . . . . . . . . . .           (2,659)             1,842
                                                                                                                           (35)
                                                                                                    -------            -------
                         Total stockholders' equity  . . . . . . . . . . . . . . . . . . .           31,057             21,198
                                                                                                    -------            -------
                 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY  . . . . . . . . . . . . . . .          $59,699            $44,485
                                                                                                    =======            =======


Note: The Parent accounts for its investment in its majority-owned subsidiaries using the equity method of accounting. Under the equity method, original investments are recorded at cost and adjusted by the Parent's share of undistributed earnings or losses of these companies.

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT


EMPIRE OF CAROLINA, INC. (PARENT)

STATEMENT OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1995 AND 1994 (CONTINUED)


                                                                                        1995              1994
                                                                                            (In Thousands)
  CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)  . . . . . . . . . . . . . . . . . . . . . . . . . . .         $(4,501)        $    589
        Adjustments to reconcile net income (loss) to net cash
      provided by (used in) operating activities:   . . . . . . . . . . . . .           6,305              --
         Non-cash adjustments   . . . . . . . . . . . . . . . . . . . . . . .                              556
         Changes in assets and liabilities  . . . . . . . . . . . . . . . . .              87           (1,887)
                                                                                      -------         --------
                   Net cash provided by (used in) operating activities  . . .           1,891             (742)
                                                                                      -------         --------
  CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisition of Marchon   . . . . . . . . . . . . . . . . . . . . . . . .             --            (3,818)
     Loans to Halco Industries, Inc.  . . . . . . . . . . . . . . . . . . . .             --            (3,825)
     Repayment of loan by Halco Industries, Inc.  . . . . . . . . . . . . . .             --            25,825
     Proceeds from sales of property and equipment  . . . . . . . . . . . . .             --               125
     Proceeds from sales of marketable securities   . . . . . . . . . . . . .           1,655           66,606
     Note receivable from subsidiary  . . . . . . . . . . . . . . . . . . . .          (9,580)             --
     Net advances to subsidiaries   . . . . . . . . . . . . . . . . . . . . .          (5,220)          (7,524)
     Management fees received from subsidiaries   . . . . . . . . . . . . . .           3,060            1,050
     Collections from (advances to) stockholder   . . . . . . . . . . . . . .              35              (35)
                                                                                      -------         --------
                   Net cash provided (used in) by investing activities  . . .         (10,050)          78,404
                                                                                      -------         --------
  CASH FLOWS FROM FINANCING ACTIVITIES:
     Repayment of Marchon long-term debt  . . . . . . . . . . . . . . . . . .             --            (6,639)
     Repayments of notes payable  . . . . . . . . . . . . . . . . . . . . . .          (3,250)
     Proceeds from issuance of convertible subordinated debentures  . . . . .             --            15,000
     Purchase of treasury stock   . . . . . . . . . . . . . . . . . . . . . .             --           (86,111)
     Proceeds from issuance of common stock   . . . . . . . . . . . . . . . .           1,794              --
     Proceeds from issuance of preferred stock  . . . . . . . . . . . . . . .           3,206              --
     Proceeds from issuance of senior subordinated notes  . . . . . . . . . .           7,580              --
     Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             245              --
                                                                                      -------         --------
                   Net cash provided by (used in) financing activities  . . .           9,575          (77,750)
                                                                                      -------         --------
  NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS  . . . . . . . . . . .           1,416              (88)
  CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR  . . . . . . . . . . . . . .             --                88
                                                                                      -------         --------

  CASH AND CASH EQUIVALENTS AT END OF YEAR  . . . . . . . . . . . . . . . . .         $ 1,416         $    --
                                                                                      =======         ========

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT


EMPIRE OF CAROLINA, INC. (PARENT)

STATEMENT OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1995 AND 1994 (CONTINUED)




 SUPPLEMENTAL DISCLOSURES OF CASH FLOW                        1995             1994
   INFORMATION                                                    (In Thousands)
 Cash paid during the year for:
   Interest  . . . . . . . . . . . . . . . . . . . . .       $1,046              $   316
   Income taxes, net of refunds  . . . . . . . . . . .           97                2,027


NONCASH INVESTING AND FINANCING ACTIVITIES

On July 7, 1995, two subsidiaries of the Company acquired the toy business assets and assumed certain liabilities of Buddy L Inc. and its affiliate, Buddy L (Hong Kong) Limited, for an aggregate purchase price of $33,925,000, including (i) the issuance of $4,753,000 one-year notes and (ii) the issuance of 756,667 shares of common stock. Funding for the acquisition included (i) issuance of 247,392 shares of common stock, (ii) issuance of 441,264 shares of Series A cumulative convertible preferred stock and (iii) borrowings under senior subordinated notes ($7,580,000).

During 1994, the Company acquired all of the common stock of Marchon, Inc. ("Marchon") for approximately $13,664,000. In connection with the acquisition, the Company issued $3,250,000 one year notes and 1,076,923 shares of common stock as partial consideration for the purchase.

During 1994, the Company issued warrants to Geller, Saul and their designees that assisted them in connection with debenture financing and to certain investment bankers to purchase 1,242,000 shares of the Company's common stock. As a result, paid in capital increased $1,740,000, prepaid assets increased $303,000, and debt decreased $1,437,000.

During 1994, the Company canceled all shares held in treasury at September 30, 1994. The result of the cancellation was a reduction in common stock of $1,329,000, a reduction in paid in capital of $45,837,000, a reduction in retained earnings of $39,734,000, and a reduction in treasury stock of $86,900,000.