Form 10-Q/A
period 1996-04-30
EMPIRE OF CAROLINA INC
filed 1996-08-12
CIK 312840

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-Q/A


                                Amendment No. 1

                 (Mark One)
                 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                               OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1996

                                       OR

                 [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                               OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from __________ to ___________

                 Commission File No.                  1-7909

                            EMPIRE OF CAROLINA, INC.
             (Exact name of Registrant as specified in its charter)

               Delaware                                 13-2999480
(State or other jurisdiction of incorporation         (I.R.S. Employer
                 or organization)                   Identification Number)



            5150 LINTON BOULEVARD, 5TH FLOOR, DELRAY BEACH, FL 33484
                    (Address of principal executive office)
                                   (Zip Code)

                                 (407) 498-4000
              (Registrant's telephone number, including area code)


                                      N/A

          (Former name, former address and former fiscal year,
                         if changed since last report.)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              -    --
The number of shares outstanding of the issuer's Common Stock, $.10 par value, as of April 15, 1996 was 5,205,200.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


EMPIRE OF CAROLINA, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
- --------------------------------------------------------------------------------


                                                                        March 31,              December 31,
                                                                          1996                     1995
                                                                        ---------              ------------
                                                                       (Unaudited)
                                                                      ----------------         ----------------
           ASSETS                                                                 (In Thousands)
           CURRENT ASSETS:

              Cash and cash equivalents  . . . . . . . . . . . .              $339                   $2,568

              Marketable securities  . . . . . . . . . . . . . .               173                      189
              Accounts receivable, less allowances and other
                deductions (1996-$4,560 ; 1995-$4,290) . . . . .            29,336                   48,957
              Inventories, net . . . . . . . . . . . . . . . . .            39,367                   30,178
              Prepaid expenses and other current assets  . . . .             4,174                    2,046
              Deferred income taxes  . . . . . . . . . . . . . .             4,503                    5,596
                                                                     -------------             ------------
                    Total current assets . . . . . . . . . . . .            77,892                   89,534

           PROPERTY, PLANT AND EQUIPMENT, NET  . . . . . . . . .            22,894                   23,640
           EXCESS COST OVER FAIR VALUE OF NET
              ASSETS ACQUIRED  . . . . . . . . . . . . . . . . .            14,965                   15,174

           TRADEMARKS, PATENTS, TRADENAMES
              AND LICENSES . . . . . . . . . . . . . . . . . . .            10,052                   10,253

           OTHER NONCURRENT ASSETS . . . . . . . . . . . . . . .             1,664                    1,552
                                                                     -------------             ------------
                                                                      $    127,467              $   140,153
                                                                     =============             ============

EMPIRE OF CAROLINA, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS (Concluded)
- --------------------------------------------------------------------------------

                                                                           March 31,               December 31,
                                                                              1996                     1995
                                                                        ----------------         ----------------
                                                                          (Unaudited)

        LIABILITIES AND STOCKHOLDERS' EQUITY                                         (In Thousands)

        CURRENT LIABILITIES:
           Notes payable and current portion of long-term debt  . .           $46,510                  $49,206
           Accounts payable - trade . . . . . . . . . . . . . . . .            13,828                   17,516
           Accrued liabilities  . . . . . . . . . . . . . . . . . .            11,576                   15,975
                                                                              -------                  -------
                 Total current liabilities  . . . . . . . . . . . .            71,914                   82,697
                                                                              -------                  -------
        LONG-TERM LIABILITIES:
           Convertible subordinated debentures  . . . . . . . . . .            13,923                   13,851
           Senior subordinated notes  . . . . . . . . . . . . . . .             8,148                    7,959
           Deferred income taxes  . . . . . . . . . . . . . . . . .             2,057                    2,083
           Other noncurrent liabilities . . . . . . . . . . . . . .             3,054                    3,101
                                                                              -------                  -------
                 Total long-term liabilities  . . . . . . . . . . .            27,182                   26,994
                                                                              -------                  -------

                 Total liabilities  . . . . . . . . . . . . . . . .            99,096                  109,691
                                                                              -------                  -------

        COMMITMENTS AND CONTINGENCIES

        STOCKHOLDERS' EQUITY:
           Common stock, $.10 par value, 30,000,000 shares
             authorized, shares issued and outstanding:
             1996 - 5,205,000; 1995 - 5,195,000 . . . . . . . . . .               521                      519
           Preferred stock, $.01 par value, 5,000,000 shares
             authorized - 442,264 shares of Series A cumulative
             convertible preferred stock authorized, issued and
             outstanding ($3,206,000 involuntary liquidation
             preference)  . . . . . . . . . . . . . . . . . . . . .                 4                        4

           Additional paid-in capital . . . . . . . . . . . . . . .            33,256                   33,193

           Retained earnings (deficit)  . . . . . . . . . . . . . .            (4,815)                  (2,659)
           Stockholders' loans  . . . . . . . . . . . . . . . . . .              (595)                    (595)
                                                                              -------                  -------
                 Total stockholders' equity . . . . . . . . . . . .            28,371                   30,462
                                                                              -------                  -------
                                                                             $127,467                 $140,153
                                                                              -------                  -------


See notes to the consolidated condensed financial statements.

EMPIRE OF CAROLINA, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (Unaudited)
- --------------------------------------------------------------------------------

                                                                                   Three Months Ended March 31,
                                                                                  -------------------------------
                                                                                     1996                  1995
                                                                                  ----------          -----------
                                                                              (In Thousands Except Per Share Amounts)
       NET SALES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $  22,186            $  19,088

       COST OF GOODS SOLD  . . . . . . . . . . . . . . . . . . . . . . . . .         16,217               12,937
                                                                                  ---------            ---------
       GROSS PROFIT  . . . . . . . . . . . . . . . . . . . . . . . . . . . .          5,969                6,151

       SELLING AND ADMINISTRATIVE EXPENSES . . . . . . . . . . . . . . . . .          7,298                6,804

       NONRECURRING RESTRUCTURING AND

         RELOCATION CHARGES  . . . . . . . . . . . . . . . . . . . . . . . .             --                  150
                                                                                  ---------            ---------
       OPERATING LOSS  . . . . . . . . . . . . . . . . . . . . . . . . . . .         (1,329)                (803)

       OTHER INCOME (EXPENSES):
         Interest income, dividends and net realized gains   . . . . . . . .             13                   54
         Interest expense  . . . . . . . . . . . . . . . . . . . . . . . . .         (2,132)                (667)
                                                                                  ---------            ---------
               Total other income (expenses)   . . . . . . . . . . . . . . .         (2,119)                (613)
       LOSS BEFORE INCOME TAXES  . . . . . . . . . . . . . . . . . . . . . .         (3,448)              (1,416)

       INCOME TAX BENEFIT  . . . . . . . . . . . . . . . . . . . . . . . . .          1,292                  410
                                                                                  ---------            ---------
       NET LOSS  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $  (2,156)           $  (1,006)
                                                                                  ==========           ==========
       LOSS PER COMMON SHARE . . . . . . . . . . . . . . . . . . . . . . . .         $(0.41)              $(0.24)
                                                                                 ==========           ==========
       WEIGHTED AVERAGE COMMON SHARES


       OUTSTANDING . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          5,201                4,191
                                                                                  ==========           ==========

See notes to the consolidated condensed financial statements.

EMPIRE OF CAROLINA, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
- --------------------------------------------------------------------------------

                                                                                   Three Months Ended March 31,
                                                                                   ----------------------------
                                                                                     1996                  1995
                                                                                   --------            ---------
                                                                                          (In Thousands)
       CASH FLOWS FROM OPERATING ACTIVITIES:
         Net loss  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $  (2,156)           $  (1,006)
         Adjustments to reconcile net loss to net cash used
            in operating activities:
            Non-cash adjustments . . . . . . . . . . . . . . . . . . . . . .           1,713                2,316
            Changes in assets and liabilities  . . . . . . . . . . . . . . .           1,815               (5,596)
                                                                                   -----------          ------------
               Net cash provided by (used in) operating activities                     1,372               (4,286)
                                                                                   -----------          ------------

       CASH FLOWS FROM INVESTING ACTIVITIES:
         Capital expenditures  . . . . . . . . . . . . . . . . . . . . . . .            (970)              (1,118)

         Proceeds from sale of marketable securities   . . . . . . . . . . .              --                2,099
                                                                                   -----------          ------------
               Net cash provided by (used in) financing activities   . . . .            (970)                 981

       CASH FLOWS FROM FINANCING ACTIVITIES:
         Net borrowings (repayments) under lines-of-credit   . . . . . . . .          (1,428)               7,178
         Repayment of notes payable  . . . . . . . . . . . . . . . . . . . .          (1,268)              (2,925)

         Proceeds from issuance of common stock  . . . . . . . . . . . . . .              65                   --
                                                                                   -----------          ------------
               Net cash provided by (used in) financing activities   . . . .          (2,631)               4,253
                                                                                   -----------          ------------
       NET INCREASE (DECREASE) IN CASH AND CASH
         EQUIVALENTS   . . . . . . . . . . . . . . . . . . . . . . . . . . .          (2,229)                 948

       CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR  . . . . . . . . . . . .           2,568                2,738
                                                                                   -----------          ------------
       CASH AND CASH EQUIVALENTS, END OF PERIOD  . . . . . . . . . . . . . .      $      339             $  3,686
                                                                                  ============          =============
       SUPPLEMENTAL DISCLOSURES OF CASH FLOW
         INFORMATION:
         Interest paid   . . . . . . . . . . . . . . . . . . . . . . . . . .       $   1,554             $    611
         Income taxes paid   . . . . . . . . . . . . . . . . . . . . . . . .              43                  110


See notes to the consolidated condensed financial statements.

EMPIRE OF CAROLINA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)
THREE MONTHS ENDED MARCH 31, 1996 AND 1995
- --------------------------------------------------------------------------------
1.       SUMMARY OF BUSINESS OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

         The consolidated condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations; however, the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report, as amended, on Form 10-K/A.

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

2.       INVENTORIES

                                                                 March 31,                December 31,
                                                                    1996                      1995
                                                              ---------------            ---------------
                                                                (unaudited)
                Finished goods                                    $21,204                     $14,418
                Raw materials                                      10,980                      13,591
                Work-in-process                                     7,183                       2,169
                                                               ------------                ------------
                                                                  $39,367                     $30,178
                                                               ============                =============

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

         Indemnifications - In connection with the sale of the assets used in the businesses of its wholly-owned subsidiaries, Isaly Klondike Company and Popsicle Industries Ltd. to Thomas J. Lipton Company and its affiliates in 1993, the Company agreed to certain indemnification obligations. The Company has established reserves for all claims known to it and for other contingencies in connection with the sale. During the quarter ended March 31, 1996, the Company reduced the reserves by $600,000 due to the expiration of certain time limitations. Although there can be no assurance that claims and other contingencies related to the sale will not exceed established reserves, the Company believes that additional exposure related to the indemnification obligations will not be material to the consolidated financial statements.

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


         Contingencies - The Company has been identified as a potentially responsible party, along with numerous other parties, at various U.S. Environmental Protection Agency ("EPA") designated superfund sites. It is the Company's policy to accrue remediation costs when it is probable that such costs will be incurred and when they can be reasonably estimated. As of December 31, 1995 and March 31, 1996, the Company had reserves for environmental liabilities of $360,000 and $400,000, respectively. Estimates of costs for future remediation are necessarily imprecise due to among other things, the allocation of costs among potentially responsible parties.
Although it is possible that additional environmental liability related to these matters could result in amounts that could be material to the Company's consolidated financial statements, a reasonably possible range of such amounts cannot presently be estimated. Based upon the facts presently known, the large number of other potentially responsible parties and potential defenses that exist, the Company believes that its share of the costs of cleanup for its current remediation sites will not, in the aggregate, have a material adverse impact on its consolidated financial statements.


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

Recent Events

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

         Net sales for the three months ended March 31, 1996 increased by 16% to $22.2 million from $19.1 million for the three months ended March 31, 1995. The increase in sales was due primarily to the acquisition of the Buddy L(R) line of products in July 1995, sales of new products, and an increase in holiday product sales.


         The net loss for the quarter ended March 31, 1996 increased to $2.2 million from $1.0 million for the quarter ended March 31, 1995. The increase in the net loss is due primarily to higher selling and administrative ("S&A") expenses and higher interest expense, partially offset by the resulting income tax benefit.

         The following table shows sales and operating income from continuing operations by the Company's industry segments (in thousands):

                                                                                         Three Months Ended
                                                                                              March 31,
       Net Sales:                                                                     1996                 1995
                                                                                   ----------           ----------
               Toys  . . . . . . . . . . . . . . . . . . . . . . . . . .             $18,285              $16,463
               Holiday Products  . . . . . . . . . . . . . . . . . . . .               3,901                2,625
                                                                                   ----------           ----------
       Net Sales . . . . . . . . . . . . . . . . . . . . . . . . . . . .             $22,186              $19,088
                                                                                  ==========           ===========
       Operating Loss:

               Toys  . . . . . . . . . . . . . . . . . . . . . . . . . .            $ (1,207)            $   (484)
               Holiday Products  . . . . . . . . . . . . . . . . . . . .                (122)                (169)

               Nonrecurring restructuring and relocation charges   . . .                  --                 (150)

                                                                                   ----------           ----------
       Operating Loss  . . . . . . . . . . . . . . . . . . . . . . . . .            $ (1,329)            $   (803)
                                                                                   ==========           ===========


         Toy sales increased $1.8 million to $18.3 million for the three months ended March 31, 1996 from $16.5 million for the three months ended March 31, 1995. The increase was primarily due to approximately $9.1 million of sales from acquired Buddy L(R) toy lines, sales of new products such as Big Wheelie(TM), and increased sales of ride-on products. This increase was partially offset by decreased sales of other products, including the virtual elimination of Power Ranger(TM) sales, which were approximately $7.1 million during the first quarter of 1995, due to the Company's decision to de-emphasize production of these products.


         The Company's sales of holiday products increased 49% to $3.9 million for the three months ended March 31, 1996 from $2.6 million for the three months ended March 31, 1995 due to increased sales volume in the Easter product category.


         Gross profit margins were lower for the three months ended March 31, 1996 as compared to the three months ended March 31, 1995, due to loss of Power Ranger(TM) sales, which products sold at higher margins than the Company's existing lines. However, the impact of the loss of the Power Ranger(TM) sales on the current quarter's operating income is reduced by the corresponding decrease in royalties on the sales of Power Ranger(TM) products. For the quarter ended March 31, 1996, royalties which are included in selling expenses, were approximately 1% of sales as compared to approximately 6% of sales for the quarter ended March 31, 1995.

         Despite lower royalty expense, S&A expenses were higher for the three months ended March 31, 1996 as compared to the three months ended March 31, 1995 primarily due to the continuing integration of Buddy L, including certain duplicate facilities costs of approximately $493,000, and the incremental cost of approximately $567,000 for staffing of four strategic business units ("SBUs"). SBU's are accountable for the sales and marketing for specific product categories: ride-ons, outdoor activities and games, girls and boys toys and holiday products. S&A expenses for the three months ended March 31, 1996 reflect the reversal of approximately $600,000 of certain indemnification reserves due to the expiration of certain time limitations and the reversal of $200,000 of environmental reserves. Excluding the impact of the reversal of the indemnification reserves, S&A expenses were approximately 36% of sales for the three months ended March 31, 1996 as compared to 36% of sales for the three months ended March 31, 1995.


         In the toy segment, the operating loss was $1.2 million for the quarter ended March 31, 1996 as compared to an operating loss of $484,000 for the quarter ended March 31, 1995. The increase in operating loss was due primarily to higher S&A expenses.



         In the holiday product segment, operating loss was $122,000 for the quarter ended March 31, 1996 as compared to an operating loss of $169,000 for the quarter ended March 31, 1995. The decrease in operating loss was due to higher sales and gross profit margins.

         Nonrecurring restructuring and relocation charges were $150,000 for the quarter ended March 31, 1995 and related primarily to establishment of corporate headquarters in Delray Beach, Florida.

         Interest expense was $2.1 million for the three months ended March 31, 1996 as compared to $667,000 for the three months ended March 31, 1995. Interest expense was approximately $456,000 higher due to the issuance of $7.6 million of senior subordinated notes during the third quarter of 1995 to finance the Buddy L acquisition, and approximately $815,000 higher due to higher balances of the Company's revolving credit lines resulting from increased sales, inventory, and accounts receivable levels.

         The tax benefit for the three months ended March 31, 1996 and the three months ended March 31, 1995 approximates the federal statutory rate net of certain nondeductible expenses, primarily amortization of goodwill.

Liquidity and Capital Resources

         During May 1996, the Company entered into a new secured bank facility which provides up to $85 million in financing. The financing is for a three-year term at an interest rate of prime plus 1% or LIBOR plus 2.75%. Of the $85 million, $12 million is in the form of a three-year term loan secured by the Company's domestic machinery, equipment and real property. The balance of the availability of borrowings under the proposed loan agreement is revolving borrowings based on the Company's domestic accounts receivable and inventory balances as defined. The collateral under the loan agreement is substantially all of the domestic assets of the Company. The facility will replace two existing domestic facilities of $25 million each. As of May 31, 1996, approximately $52 million of borrowings were outstanding under the new bank facility and an additional $4 million of borrowings were available thereunder.

         During June 1996, the Company completed a public offering of its Common Stock which resulted in net proceeds to the Company of approximately $17.9 million (including proceeds to the Company upon the exercise by certain Selling Stockholders of stock options and warrants to acquire 356,100 shares of Common Stock). It is anticipated that approximately $7.5 million of the net public offering proceeds will be used to repay bank debt under the Company's bank facility. The Company used approximately $8.3 million of the net proceeds to the Company from the public offering to redeem all of the outstanding senior subordinated notes on July 7, 1996 (for 110% of the original principal amount) and thereby retire the related warrants to purchase common stock.


         The Company's accounts receivable decreased by $19.6 million during the three months ended March 31, 1996. The cash generated from accounts receivable primarily funded the increase in inventory of $9.2 million, the decrease in accounts payable of $3.7 million, and the decrease of notes payable and current portion of long-term debt of $2.7 million. The Company's inventory, accounts receivable, accounts payable, and notes payable and current portion of long-term debt vary significantly by quarter due to the seasonal nature of the Company's business.


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


         The Company is subject to various actions and proceedings, including those relating to intellectual property matters, environmental matters and product liability matters. See Note 3 of Notes to Consolidated Condensed Financial Statements.


         The Company believes that cash generated from operations, amounts available under the new bank credit facility and the net proceeds to the Company from the public offering of common stock will be adequate to finance its anticipated operating needs for the next 12 to 24 months, including the implementation of the Company's growth strategy other than significant acquisitions and the July 1996 repayment of approximately $4.8 million of notes issued in connection with the Buddy L acquisition. In addition to the sources described above, consummation of any significant acquisitions in the future may require additional debt or equity financing.

                          PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


         (a)     Index and Exhibits


EXHIBIT
NO.                                                    DESCRIPTION
- ---                                                    -----------


3.1      -       Restated Certificate of Incorporation of the Company.(1)


3.2      -       Amended and Restated By-Laws of the Company.(2)


3.3      -       Certificate of Designation, Preference and Rights of the Company filed June 30, 1995.(1)


4.1      -       Form of specimen certificate representing the Company's Common Stock.(3)


4.2      -       Excerpts from the Company's amended By-Laws and the Company's amended Certificate of Incorporation relating to rights of holders of the Company's Common Stock.(1)


4.3      -       Form of 9% Convertible Debentures, issued December 22, 1994.(4)


4.4      -       Form of Warrant Certificate of purchase common stock of the Company, issued December 22, 1994. (5)

_____________________________________

1 Previously filed as an exhibit to the Company's Current Report on Form 8-K dated July 21, 1995, and incorporated by reference.


2 Previously filed as an exhibit to Amendment No. 1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994.


3 Previously filed as an exhibit to the Company's Registration Statement on Form S-1 (File No. 2-73208), dated July 13, 1981 and incorporated by reference.


4 Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1994 and incorporated by reference.


5 Previously filed as an exhibit to the Company's Current Report on Form 8-K for December 22, 1994 and incorporated by reference.


         (b) No reports on Form 8-K were filed by the Company during the period covered by this report.

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

                                           Accounting Officer


Dated:  August 9, 1996