Form 10-Q
period 1996-06-30
EMPIRE OF CAROLINA INC
filed 1996-08-14
CIK 312840

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)
              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1996

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

The number of shares outstanding of the issuer's Common Stock, $.10 par value, as of July 15, 1996 was 6,961,300.

                         PART I - FINANCIAL INFORMATION

     This Form 10-Q contains various forward-looking statements and information that are based on management's beliefs as well as assumptions made by and information currently available to management. Statements in this document that are not historical, including those under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Recent Events" and the last paragraph of "--Liquidity and Capital Resources" are forward-looking. Such statements are subject to various risks and uncertainties which could cause actual results to vary materially from those stated.

     Should one or more of these risks or uncertainties materialize or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, expected or or projected. Such risks and uncertainties include the Company's ability to manage inventory production and costs, to meet potential increases or decreases in demand, potential adverse customer impact due to delivery delays including effects on existing and future orders, competitive practices in the toy and decorative holiday products industries, changing consumer preferences and risks associated with acceptance of new product introductions, potential increases in raw material prices, potential delays or production problems associated with foreign sourcing of production and the impact of pricing policies including providing discounts and allowances. Certain of these as well as other risks and uncertainties are described in more detail in the Company's Registration Statement on Form S-1 filed under the Securities Act of 1933, Registration No. 333-4440, dated June 25, 1996.

Item 1.     Financial Statements

EMPIRE OF CAROLINA, INC., AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(In Thousands)
- --------------------------------------------------------------------------------
                                                   JUNE 30,   DECEMBER 31,
                                                     1996       1995
                                                 ----------  ----------
                                                    (Unaudited)
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                        $    680   $  2,568
  Marketable securities                                 157        189
  Accounts receivable, less allowances and other
    deductions (1996-$4,598; 1995-$4,290)            36,471     48,957
  Inventories, net                                   44,262     30,178
  Prepaid expenses and other current assets           3,646      2,046
  Deferred income taxes                               4,191      5,596
          Total current assets                       89,407     89,534

PROPERTY, PLANT AND EQUIPMENT, NET                   24,432     23,640

EXCESS COST OVER FAIR VALUE OF
  NET ASSETS ACQUIRED                                14,269     15,174

TRADEMARKS, PATENTS, TRADENAMES AND
  LICENSES                                            9,870     10,253

OTHER NONCURRENT ASSETS                               1,670      1,552
                                                   $139,648   $140,153

EMPIRE OF CAROLINA, INC. AND SUBSIDIARIES


CONSOLIDATED CONDENSED BALANCE SHEETS
(In Thousands, Except Share Amounts)
- ---------------------------------------------------------------------------------------------------------

                                                                                 JUNE 30,     DECEMBER 31,
                                                                                   1996          1995
                                                                                 -----------  ----------
                                                                                     (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Notes payable and current portion of
    long-term debt                                                                $  29,331    $  49,206
  Accounts payable - trade                                                           19,861       17,516
  Accrued liabilities                                                                 9,242       15,975

          Total current liabilities                                                  58,434       82,697

LONG-TERM LIABILITIES:
  Long-term debt                                                                      9,280         --
  Convertible subordinated debentures                                                13,995       13,851
  Senior subordinated notes                                                           8,338        7,959
  Deferred income taxes                                                               2,018        2,083
  Other noncurrent liabilities                                                        3,082        3,101

          Total long-term liabilities                                                36,713       26,994

           Total liabilities                                                         95,147      109,691

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Common stock, $.10 par value, 30,000,000 shares authorized, shares issued and outstanding:
    1996 - 6,961,300; 1995 - 5,195,000                                                  696          519
  Preferred stock, $.01 par value, 5,000,000 shares
    authorized - 442,264 shares of Series A cumulative
    convertible preferred stock authorized, issued and outstanding
    ($3,206,000 involuntary liquidation preference)                                       4            4
  Additional paid-in capital                                                         50,917       33,193
  Deficit                                                                            (6,516)      (2,659)
  Stockholders' loans                                                                  (600)        (595)

          Total stockholders' equity                                                 44,501       30,462

                                                                                  $ 139,648    $ 140,153

See notes to the consolidated condensed financial statements.

EMPIRE OF CAROLINA, INC., AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (Unaudited)
(In Thousands, Except Per Share Amounts)
- ----------------------------------------------------------------------------------------------

                                           Three Months Ended June 30,  Six Months Ended June 30,
                                              ----------------------     ---------------------
                                                 1996        1995          1996         1995
                                              ----------  ----------     --------    ---------
NET SALES                                       $ 33,422    $ 19,631    $ 55,608    $ 38,719

COST OF GOODS SOLD                                25,907      12,939      42,124      25,876
GROSS PROFIT                                       7,515       6,692      13,484      12,843

SELLING AND ADMINISTRATIVE
    EXPENSES                                       8,268       7,612      15,566      14,416

NONRECURRING RESTRUCTURING AND
  RELOCATION CHARGES                                   0         409           0         559

OPERATING LOSS                                      (753)     (1,329)     (2,082)     (2,132)

OTHER INCOME (EXPENSES):
  Interest income, dividends and net realized          3         371          16         425
    gains
  Interest expense                                (2,302)       (894)     (4,434)     (1,561)

           Total other income (expenses)          (2,299)       (523)     (4,418)     (1,136)

LOSS BEFORE INCOME TAXES                          (3,052)     (1,852)     (6,500)     (3,268)

INCOME TAX BENEFIT                                 1,352         590       2,644       1,000

NET LOSS                                        $ (1,700)   $ (1,262)   $ (3,856)   $ (2,268)


LOSS PER COMMON SHARE                           $  (0.32)   $  (0.30)   $  (0.73)   $  (0.54)

WEIGHTED AVERAGE COMMON
    SHARES OUTSTANDING                             5,321       4,191       5,261       4,191

See notes to the consolidated condensed financial statements.

EMPIRE OF CAROLINA, INC., AND SUBSIDIARIES


CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
(In Thousands)
- -----------------------------------------------------------------------------------------------------
                                                                            Six Months Ended June 30,
                                                                             ---------------------
                                                                                 1996        1995
                                                                             ------------  --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                        (3,856)     (2,286)
Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation and amortization                                                  4,578       2,572
  Other non-cash adjustments, net                                               (1,065)         54
  Changes in assets and liabilities                                             (5,139)    (16,374)
Net cash used in operating activities                                           (5,482)    (16,034)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                          (3,817)     (1,966)
  Proceeds from sale of marketable securities                                       15       2,099
  Escrow deposits made relating to Buddy L acquisition                            --         5,000)
  Change in shareholder loans                                                       (5)       --
  Proceeds from sale of fixed assets                                                95         525

          Net cash used in financing activities                                 (3,712)     (4,342)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings (repayments) under lines of credit                            (20,284)     18,121
  Equity offering proceeds held in escrow  pending
    Buddy L close                                                                 --         4,865
  Proceeds from issuance of long term debt                                      12,100        --
  Repayments of notes payable                                                   (2,410)       --
  Net proceeds from issuance of common stock                                    17,900    ______-___

          Net cash provided by financing activities                              7,306      22,986

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                                              (1,888)      2,610

CASH AND CASH EQUIVALENTS,
  BEGINNING OF YEAR                                                              2,568       2,738
CASH AND CASH EQUIVALENTS,
  END OF PERIOD                                                               $    680    $  5,348

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION:
    Interest paid                                                             $  3,665    $  1,298
    Income taxes paid (refunded)                                                (1,817)      1,317

NONCASH INVESTING AND FINANCING ACTIVITIES
   During 1996, the Company adjusted its allocation of the purchase price of the assets of Buddy L acquired on July 7, 1995 by increasing assets acquired by $487,000 and decreasing excess cost over fair value of net assets acquired by $487,000.

See notes to consolidated condensed financial statements.

EMPIRE OF CAROLINA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)
SIX MONTHS ENDED JUNE 30, 1996 AND 1995
- --------------------------------------------------------------------------------


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

        In the opinion of management, the information contained in this report reflects all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the results for the interim periods presented.

       Earnings per share - For the calculation of earnings per share for the three and six months ended June 30, 1996 and 1995, all outstanding stock options and warrants and convertible debentures are excluded from primary and fully-diluted earnings per share since they are anti-dilutive.

       Accounting for Stock-Based Compensation - In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock- Based Compensation," which was effective for the Company beginning January 1, 1996. SFAS No. 123 requires expanded disclosure of stock-based compensation arrangements with employees and encourages (but does not require) compensation cost to be measured based on the fair value of the equity instrument awarded. Companies are permitted, however, to continue to apply APB Opinion No. 25, which recognizes compensation cost based on the intrinsic value of the equity instrument awarded. The Company will continue to apply APB Opinion No. 25 to its stock based compensation awards to employees and will disclose the required pro forma effect on net income and earnings per share for the year ending December 31, 1996.


2.    INVENTORIES


                                          1996       1995
                                       (UNAUDITED)
                                         --------   -------
Finished goods                           $23,618   $14,418
Raw materials                             14,899    13,591
Work-in-process                            5,745     2,169
                                         --------   -------

                                         $44,262   $30,178
                                         =======   =======

3.    NOTES PAYABLE AND LONG-TERM DEBT

      During May 1996, Empire Industries, Inc. ("EII") a wholly-owned subsidiary of the Company, entered into a new secured bank facility which provides up to $85,000,000 in financing. The financing is for a three-year term at an interest rate of prime plus 1% or LIBOR plus 2.75%. Of the $85,000,000, $12,100,000 is in the form of a three-year term loan which requires monthly payments of $235,000. The balance of the availability under the loan agreement is based on EII's domestic accounts receivable and inventory balances, as defined, less outstanding commitments under letters of credit ($1,319,000 at June 30, 1996). The loan is collateralized by substantially all of the domestic assets of EII, including all machinery, equipment, real property, accounts receivable, inventories, and intangibles, with an aggregate book value of approximately $130 million at June 30, 1996. This facility replaces two domestic facilities of $25,000,000 each.

4.    STOCKHOLDERS' EQUITY
      On June 25, 1996, the Company completed a public offering of 1,400,000 shares of its common stock which resulted in net proceeds to the Company of approximately $17,900,000 (including proceeds to the Company upon the exercise by certain selling stockholders of stock options and warrants to acquire 356,100 shares of common stock). The proceeds from the offering were used to reduce the outstanding balance under EII's revolving line of credit and to redeem the senior subordinated notes. See Note 6. At June 30, 1996 (after completion of this offering), there were 6,961,300 shares of common stock outstanding.

5.    COMMITMENTS AND CONTINGENCIES
      Letters of credit - The Company had outstanding commitments under letters of credit totaling $1,319,000 at June 30, 1996 compared to $1,246,000 at December 31, 1995.

      Leases - During the second quarter ending June 30, 1996, the Company entered into a 10-year operating lease for new molding machines having monthly lease payments of $25,000.

      Indemnifications - In connection with the sale of the assets used in the businesses of its wholly-owned subsidiaries, Isaly Klondike Company and Popsicle Industries Ltd. to Thomas J. Lipton Company and its affiliates in 1993, the Company agreed to certain indemnification obligations. The Company has established reserves for all claims known to it and for other contingencies in connection with the sale. During the quarter ended March 31, 1996, the Company reduced the reserves by $600,000 due to the expiration of certain time limitations. Although there can be no assurance that claims and other contingencies related to the sale will not exceed established reserves, the Company believes that any additional exposure related to the indemnification obligations will not be material to the consolidated financial statements.

      During 1995, the Company and majority-owned subsidiary, CLR Corporation ("CLR"), were released from substantially all indemnification obligations including certain tax matters arising from the December 23, 1988 sale of General Defense Corporation to Olin Corporation by CLR's predecessor, Clabir Corporation. In exchange for the release, the Company paid $475,000 and extended the expiration date of the options granted to Olin Corporation from September 30, 1996 to September 30, 1997. The options were exercised on June 25, 1996. The Company believes future obligations, if any, related to the indemnification will not have a material adverse effect on its consolidated financial statements.

      Litigation - There are two suits claiming infringement of various intellectual property rights which have been filed against Marchon, Inc., a wholly-owned subsidiary of the Company. These claims are in various stages of litigation. The Company believes that it has meritorious defenses to the open claims and has provided reserves for its estimated costs to settle these matters. The Company does not believe that any additional amounts required to ultimately resolve these matters will have a material adverse effect on the Company's consolidated financial statements.

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

      Contingencies - The Company has been identified as a potentially responsible party, along with numerous other parties, at various U. S. Environmental Protection Agency ("EPA") designated superfund sites. It is the Company's policy to accrue remediation costs when it is probable that such costs will be incurred and when they can be reasonably estimated. As of December 31, 1995 and June 30, 1996, the Company had reserves for environmental liabilities of $600,000 and $400,000 respectively. Estimates of costs for future remediation are necessarily imprecise due, among other things, to the allocation of costs among potentially responsible parties. Although it is possible that additional environmental liability related to these matters could result in amounts that could be material to the Company's consolidated financial statements, a reasonably possible range of such amounts cannot presently be estimated. Based upon the facts presently known, the large number of other potentially responsible parties and potential defenses that exist, the Company believes that its share of the costs of cleanup for its current remediation sites will not, in the aggregate, have a material adverse impact on its consolidated financial statements.

6.    SUBSEQUENT EVENTS

      On July 5, 1996 the Company exercised its option to redeem all $7,580,000 senior subordinated notes at 110% of the original principal amount and thereby retired the related 758,000 warrants to purchase common stock. In connection with the redemption, $323,000 of unamortized loan fees will be written off in the third quarter of 1996.



Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations

       Sales of the Company's products are seasonal in nature. Generally, the Company's largest sales occur in the third and fourth quarters of the year when it ships its toys for the Christmas shopping season and holiday products for the Christmas and Halloween shopping seasons. The Company's production generally is heaviest in the period from July through October. Management expects that the Company's quarterly operating results will vary significantly throughout the year.

Recent Events

         The Company's production schedule was adversely affected by delays in the installation and start-up of new equipment, a plant shutdown necessitated by hurricane Bertha and the recently diagnosed serious illness of the Company's Senior Vice President of Manufacturing, who commenced medical leave on July 12, 1996. These events arose while the Company was ramping up to meet peak seasonal production demands. To satisfy customer requirements, the Company has made the decision to temporarily outsource production of certain components to independent contract molders. The Company expects that the extra costs associated with these events will have an adverse impact on earnings, in the third and fourth quarters. Shipments of merchandise sourced through the Hong Kong office, which represent approximately 25% of the Company's business, have not been affected by these events.

          Marvin Smollar, the Company's President and Chief Operating Officer, has temporarily assumed direct responsibility for the manufacturing operations. The Company remains committed to its goal of becoming a leading supplier of toys and plastic decorative holiday products and does not expect that these developments will have a long term affect on achieving its goals.

           On August 7, 1996, the Company issued a press release announcing the Company's second quarter results of operations and such developments relating to operations at the Company's Tarboro, North Carolina facility. Such press release is an exhibit to a Current Report on Form 8-K filed with the Securities and Exchange Commission on August 7, 1996. For further information, reference is made to the Form 8-K filed by the Company with the Securities and Exchange Commission on August 7, 1996.


Results of Operations - Three and Six Months Ended June 30, 1996 Compared to Three and Six Months Ended June 30, 1995

         The results of operations for the three and six months ended June 30, 1996 reflects the impact of the Buddy L acquisition (which acquisition occurred on July 7, 1995). See the Company's 1995 Annual Report, as amended, on Form 10-K/A for further information regarding this acquisition.

       Net sales increased $13,791,000 and $16,889,000 for the three and six months ended June 30, 1996 as compared to the three and six months ended June 30, 1995. The increase in sales was due primarily to the acquisition of the Buddy L(R) line of products in July 1995, sales of new products, an increase in sales of certain of the Company's historical toy product lines, and an increase in holiday product sales.

         The operating loss decreased to $753,000 and $2,082,000 for the three and six months ended June 30, 1996 as compared to $1,329,000 and $2,132,000 for the three and six months ended June 30, 1995. The improvement in operating losses is primarily due to the absence of nonrecurring restructuring and relocation charges.

       Earnings (losses) before interest, taxes, depreciation and amortization ("EBITDA") was $1,551,000 and $2,496,000 for the three and six months ended June 30, 1996 as compared to $(42,000) and $440,000 for the three and six months ended June 30, 1995.

       The net loss for the three and six months ended June 30, 1996 increased by $438,000 and $1,588,000 as compared to the three and six months ended June 30, 1995. The increase in the net loss was due primarily to lower gross profit margins, higher selling and administrative ("S&A") expenses, and higher interest expense, partially offset by the resulting income tax benefit.

       The following table shows sales and operating income by the Company's product segments (in thousands):


                                             Three Months Ended                      Six Months Ended
                                                  June 30,                                June 30,

Net Sales:                                1996               1995                1996                 1995
                                          ----               ----                ----                 ----
    Toys                                 $   32,621         $   19,223          $    50,906           $   35,686
    Holiday Products                            801                408                4,702                3,033
                                     ---------------    ---------------     --------- ------     --------  -----

Net Sales                                $   33,422         $   19,631          $    55,608           $   38,719
                                     -   -----------    -   -----------     -   ------------     -    ----------

Operating Income (loss):
    Toys                                $      (786)       $      (820)        $     (1,993)         $    (1,304)
    Holiday Products                              33              (100)                  (89)               (269)
    Nonrecurring restructuring
      and relocation charges                      0               (409)                   0                 (559)
                                     ---------------    ---------------     ----------------     ----------------
Operating Loss                          $      (753)        $   (1,329)        $     (2,082)         $    (2,132)
                                     ===============    ===============     ================     ================


       Toy sales increased $13,389,000 and $15,220,000 for the three and six months ended June 30, 1996 as compared to the three and six months ended June 30, 1995. The increases were primarily due to sales from acquired Buddy L(R) toy lines, which sales were $13,607,000 and $23,100,000 for the three and six months ended June 30, 1996, increased sales of new products such as Big WheelieTM, and increased sales of water slides and ride-ons. These increases were partially offset by the virtual elimination of Power RangerTM sales which were approximately $9,400,000 and $16,600,000 for the three and six months ended June 30, 1995.

       The Company's sales of holiday products increased $393,000 and $1,669,000 for the three and six months ended June 30, 1996 as compared to the three and six months ended June 30, 1995 due to increased sales volume in the Easter product category.

       Gross profits were lower for the three and six months ended June 30, 1996 as compared to the three and six months ended June 30, 1995, due to unfavorable production cost variances and due to loss of Power RangerTM sales, which products sold at higher margins than the Company's existing lines. In addition, gross profit has been adversely affected by the integration of domestic manufacturing at the Company's Tarboro, North Carolina manufacturing facility and due to the installation and start up of new equipment. The impact of the loss of the Power RangerTM sales on operating income for the three and six months ended June 30, 1996 was reduced by the corresponding decrease in royalties on the sales of Power RangerTM products. For the three and six months ended June 30, 1996, royalties which are included in selling expenses, were approximately 1% of sales as compared to approximately 5.8% and 5.7% of sales for the three and six months ended June 30, 1995.

       Despite lower royalty expense, S&A expenses were higher for the three and six months ended June 30, 1996, as compared to the three and six months ended June 30, 1995 primarily due to the continuing integration of Buddy L, including duplicate facilities costs of approximately $193,000 and $686,000, respectively, and the incremental cost of approximately $582,000 and $1,149,000, respectively, for staffing of four strategic business units ("SBUs"). SBU's are accountable for the sales and marketing for specific product categories: ride-ons, outdoor activities and games, girls and boys toys and holiday products. S&A expenses for the six months ended June 30, 1996 reflect the reversal of approximately $600,000 of indemnification reserves due to the expiration of time limitations and the reversal of $200,000 of environmental reserves. In addition, for the three and six months ended June 30, 1996 S&A expenses reflect a $796,000 gain relating to a favorable settlement of disputed 1995 royalty expenses. Excluding the impact of the reversal of the indemnification reserves and the gain on settlement of royalties, S&A expenses were approximately 27% and 31% of sales for the three and six months ended June 30, 1996 as compared to 39% and 37% of sales for the three and six months ended June 30, 1995.

       In the toy segment, the operating loss was $786,000 and $1,993,000 for the three and six months ended June 30, 1996 as compared to $820,000 and $1,304,000 for the three and six months ended June 30, 1995. The increase in operating loss for the six months ended June 30, 1996 was due to lower gross profit margins, and higher S&A expenses.

       In the holiday products segment, the operating income was $33,000 for the quarter ended June 30, 1996 as compared to an operating loss of $100,000 for the quarter ended June 30, 1995. The increase in operating profit was due primarily to higher sales and profit margins. For the six months ended June 30, 1996 the operating loss decreased $180,000 to $89,000 from $269,000 for the six months ended June 30, 1995 due to higher sales and profit margins.

       Nonrecurring restructuring and relocation charges were $409,000 and $559,000 for the three and six months ended June 30, 1995 and related primarily to establishment of corporate headquarters in Delray Beach, Florida.

       Interest expense was $2,302,000 and $4,434,000 for the three and six months ended June 30, 1996 as compared to $894,000 and $1,561,000 for the three and six months ended June 30, 1995. Interest expense was higher due to the issuance of $7.6 million of senior subordinated notes during the third quarter of 1995 to finance the Buddy L acquisition, and due to higher balances of the Company's revolving credit lines resulting from increased sales, inventory, and accounts receivable levels over the prior year levels.

       The tax benefit for the three and six months ended June 30, 1996 and the three and six months ended June 30, 1995 approximates the federal, state and foreign statutory rates, net of certain nondeductible expenses, primarily amortization of goodwill. The effective tax rate for the quarter ended June 30, 1996 is higher than the expected statutory rates due to taxable income in Hong Kong which is taxed at a lower rate.

Liquidity and Capital Resources

         Due to the sesonality of its revenues, the Company's working capital requirements fluctuate significantly during the year. The Company's seasonal financing requirements are highest during the fourth quarter and lowest during the first quarter.

      During May 1996, Empire Industries, Inc. ("EII") a wholly-owned subsidiary of the Company, entered into a new secured bank facility which provides up to $85,000,000 in financing. The financing is for a three-year term at an interest rate of prime plus 1% or LIBOR plus 2.75%. Of the $85,000,000, $12,100,000 is in the form of a three-year term loan which requires monthly payments of $235,000. The balance of the availability under the loan agreement is based on EII's domestic accounts receivable and inventory balances, as defined, less outstanding commitments under letters of credit ($1,319,000 at June 30, 1996). The loan is collateralized by substantially all of the domestic assets of EII, including all domestic machinery, equipment, real property, accounts receivable, inventories, and intangibles, with an aggregate book value of approximately $130 million at June 30, 1996. This facility replaces two domestic facilities of $25,000,000 each.

       On June 28, 1996 the Company completed a public offering of 1,400,000 shares of its common stock which resulted in net proceeds to the Company of approximately $17,900,000 (including proceeds to the Company upon the exercise by certain selling stockholders of stock options and warrants to acquire 356,100 shares of common stock). The proceeds from the offering were used to reduce the outstanding balance under EII's revolving line of credit (and to redeem the senior subordinated notes described in the following paragraph.). At June 30, 1996, (upon completion of the offering), there were 6,961,300 shares of common stock outstanding at June 30, 1996.

       On July 5, 1996 the Company exercised its option to redeem all $7,580,000 of the senior subordinated notes at 110% of the original principal amount and thereby retired the related 758,000 warrants to purchase common stock. In connection with the redemption, $323,000 of unamortized loan fees will be written off in the third quarter of 1996.

       Marchon Toys, Ltd., a subsidiary of the Company located in Hong Kong, meets its working capital needs through two bank credit facilities which are due on demand. Marchon Toys, Ltd. can borrow up to approximately $2,500,000 at interest rates ranging from 0.5% to 1.75% over the banks' prime rate. The availability of borrowings is primarily based on Marchon Toys, Ltd.'s accounts receivable and inventory balances. All of Marchon Toys, Ltd.'s assets are collateralized under the loan agreements.

       The Company's inventory and accounts payable balances were higher at June 30, 1996 as compared to December 31, 1995, due to the seasonal nature of the Company's business. The proceeds from the June 1996 stock offering and proceeds from the new term loan facility were used to reduce the balance outstanding under EII's revolving line of credit.

       Capital expenditures, principally for the purchase of tooling for new products and equipment, were $3,817,000 for the six months ended June 30, 1996 as compared to $1,966,000 for the six months ended June 30, 1995. During the second quarter of 1996, the Company entered into a 10-year operating lease for new molding machines having monthly lease payments of $25,000. The Company's capital budget for 1996 provides for expenditures of approximately $7.5 million to acquire new equipment and tooling and generally upgrade the Tarboro, North Carolina manufacturing facility.

        Certain of the Company's debt arrangements contain requirements as to the maintenance of minimum levels of working capital, leverage ratios and tangible net worth, and prohibit the Company from paying dividends. Also, certain debt arrangements, including the Company's new bank facility, grant various security interests and contain restrictive covenants which limit the ability of the subsidiaries to loan, advance and dividend amounts to the Company, and limit repayment of advances by the Company to such subsidiaries. The Company currently is in compliance with the covenants and other requirements under such debt arrangements.

        At June 30, 1996, the Company had letters of credit outstanding totaling $1,319,000. Letters of credit reduce the amount available under the Company's bank facility.

       The Company is subject to various actions and proceedings, including those relating to intellectual property matters and product liability matters. See Note 3 to Consolidated Condensed Financial Statements.

       The Company believes that cash generated from operations, amounts available under the new bank credit facility and the net proceeds to the Company from the public offering of common stock will be adequate to finance its anticipated operating needs for the next 12 to 24 months. It is likely that any significant future acquisition would require additional debt or equity financing.


                           PART II - OTHER INFORMATION



Item 1.  Legal Proceedings

       An action was commenced on October 19, 1994 in the Court of Chancery of the State of Delaware (New Castle County) against the Company as a nominal defendant. The action names Maurice A. Halperin, Barry S. Halperin, Carol A. Minkin, Halco Industries, Inc. (collectively, the "Halperin Group"), Jeffrey Swersky, Carl Derman and Steven Geller as defendants. The complaint includes class and derivative claims. The Company is only a nominal defendant in the derivative claims, but the Company has agreed to indemnify the Halperin Group to the extent permitted by law, with certain exceptions. Certain defendants in interest (the Halperin Group and Messrs. Swersky and Derman) have stated that they intend to defend the claims vigorously. A motion to dismiss the claims was filed on behalf of the Company and Mr. Geller. The court granted the motion on February 5, 1996, dismissing the claims against each named defendant The plaintiff filed a notice of appeal, and on May 2, 1996 filed a voluntary dismissal of his appeal.


Item 2.  Changes in Securities

        During May 1996, Empire Industries, Inc., ("EII"), a wholly-owned subsidiary and principal operating subsidiary of the Company, entered into a new secured bank facility which provides up to $85,000,000 in financing. This bank facility does not restrict the payment of dividends by the Company; however, the agreement limits the dividends which EII may pay to the Company. Under the bank facility, EII may not pay dividends to the Company in excess of the lesser of $3.6 million or 30% of EII's cumulative net income (except for certain items specifically permitted for purposes other than the payment of dividends by the Company, such as the payment of taxes). Such restrictions could limit the funds available for the payment of dividends by the Company.

Item 6.  Exhibits and Reports on Form 8-K

        (a) Index and Exhibits

Exhibit No.                                 Description
    3.1             Restated Certificate of Incorporation of the Company. (1)

    3.2             Amended and Restated By-Laws of the Company. (2)

    3.3             Certificate of Designation, Preference and Rights of the Company filed
                      June 30, 1995. (1)

    4.1             Form of specimen certificate representing the Company's common Stock.(3)

    4.2             Excerpts from the Company's amended By-Laws and the Company's amended Certificate of Incorporation relating to rights of holders of the Company's Common Stock. (1)

    4.3             Form of 9% Convertible Debentures, issued December 22, 1994. (4)

    4.4             Form of Warrant Certificate of purchase common stock of the Company, issued December 22, 1994. (5)

    27                Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information
                      only and not filed.
- ------------------------------

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

        (b)    No reports on Form 8-K were filed by the Company during the period covered by this report.  However, subsequent to June 30, 1996, the
               Company filed on August 7, 1996, a Current Report on Form 8-K.


                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            EMPIRE OF CAROLINA, INC.



                          By: /s/ Jeff Currier
                                ----------------------------
                                Jeff Currier
                                Executive Vice President - Finance,
                                Chief Financial Officer

                          Dated:  August 14, 1996