Form 10-Q
period 1996-09-30
EMPIRE OF CAROLINA INC
filed 1996-11-14
CIK 312840

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

         (Mark One)
  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1996

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

                                 (561) 498-4000
               Registrant's telephone number, including area code)


          -------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

The number of shares outstanding of the issuer's Common Stock, $.10 par value, as of November 14, 1996 was 7,403,564.

                         PART I - FINANCIAL INFORMATION

     This Form 10-Q contains various forward-looking statements and information that are based on management's beliefs as well as assumptions made by and information currently available to management including statements regarding future economic performance and financial condition, liquidity and capital resources, and contingent liabilities. Statements in this document that are not historical, including those under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Recent Events" and the last paragraph of "--Liquidity and Capital Resources" are forward looking. Such statements are subject to various risks and uncertainties which could cause actual results to vary materially from those stated.

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

Item 1.     Financial Statements

EMPIRE OF CAROLINA, INC., AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(In Thousands)
--------------------------------------------------------------------------------


                                                                                     SEPTEMBER 30,        DECEMBER 31,
                                                                                        1996                  1995
                                                                                 --------------------  --------------------
                                                                                     (Unaudited)
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                                        $            467      $          2,568
  Marketable securities                                                                         157                   189
  Accounts receivable, less allowances and other
    deductions (1996-$5,783; 1995-$4,290)                                                    46,542                48,957
  Inventories, net                                                                           42,728                30,178
  Income tax receivable                                                                        6,251            -
  Prepaid expenses and other current assets                                                    3,641                 2,046
  Deferred income taxes                                                                        5,366                 5,596
          Total current assets                                                               105,152                 89,534

PROPERTY, PLANT AND EQUIPMENT, NET                                                            26,135                23,640

EXCESS COST OVER FAIR VALUE OF
  NET ASSETS ACQUIRED                                                                         13,101                15,174

TRADEMARKS, PATENTS, TRADENAMES AND
  LICENSES                                                                                     6,687                10,253

OTHER NONCURRENT ASSETS                                                                        1,667                 1,552
                                                                                   $         152,742        $      140,153


See notes to the consolidated condensed financial statements.

EMPIRE OF CAROLINA, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS
(In Thousands, Except Share Amounts)
--------------------------------------------------------------------------------



                                                                                     SEPTEMBER 30,        DECEMBER 31,
                                                                                        1996                  1995
                                                                                 --------------------  --------------------
                                                                                     (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Notes payable and current portion of
    long-term debt                                                                   $        55,213       $        49,206
  Accounts payable - trade                                                                    28,527                17,516
  Accrued liabilities                                                                         10,708                15,975

          Total current liabilities                                                           94,448                82,697

LONG-TERM LIABILITIES:
  Long-term debt                                                                               8,575              -
  Convertible subordinated debentures                                                         14,067                13,851
  Senior subordinated notes                                                                 -                        7,959
  Deferred income taxes                                                                          893                 2,083
  Other noncurrent liabilities                                                                 3,161                 3,101

          Total long-term liabilities                                                         26,696                26,994

           Total liabilities                                                                 121,144               109,691

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Common stock, $.10 par value, 30,000,000 shares authorized, shares issued and outstanding:
    1996 - 7,403,564; 1995 - 5,195,000                                                           740                   519
  Preferred stock, $.01 par value, 5,000,000 shares
    authorized.  Issued and outstanding:  1995 - 442,264
    shares of Series A cumulative convertible preferred
    stock ($3,206,000 involuntary liquidation preference)                                        -                       4
  Additional paid-in capital                                                                  50,817                33,193
  Retained earnings (deficit)                                                                (19,399)               (2,659)
  Stockholders' loans                                                                           (560)                 (595)

          Total stockholders' equity                                                          31,598                30,462

                                                                                      $      152,742        $      140,153


See notes to the consolidated condensed financial statements.

EMPIRE OF CAROLINA, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (Unaudited)
(In Thousands, Except Per Share Amounts)
--------------------------------------------------------------------------------



                                                    Three Months Ended September 30,            Nine Months Ended September 30,
                                                   -------------------------------------    ----------------------------------------
                                                        1996                 1995                 1996                 1995
                                                   -----------------   -----------------    -----------------   --------------------
NET SALES                                             $      50,453         $    53,621           $  106,061         $       92,340

COST OF GOODS SOLD                                           41,018              39,646               83,142                 65,522
NONRECURRING  INVENTORY CHARGES                              10,325                   0               10,325                      0
GROSS PROFIT (LOSS)                                            (890)             13,975               12,594                 26,818

SELLING AND ADMINISTRATIVE
    EXPENSES                                                 10,142              10,952               25,708                 25,368

RESTRUCTURING AND
   OTHER CHARGES                                              7,497               1,177                7,497                  1,736

OPERATING INCOME (LOSS)                                     (18,529)              1,846              (20,611)                  (286)

OTHER INCOME (EXPENSES):
  Interest income, dividends and net realized
    gains                                                         0                  34                   16                    459
  Interest expense                                           (2,065)             (1,842)              (6,499)                (3,403)

           Total other income (expenses)                     (2,065)             (1,808)              (6,483)                (2,944)

INCOME (LOSS) BEFORE INCOME TAXES                           (20,594)                  38             (27,094)                (3,230)

INCOME TAX EXPENSE (BENEFIT)                                 (7,710)                (15)             (10,354)                (1,015)

NET INCOME (LOSS)                                      $    (12,884)        $         53           $   (16,740)       $      (2,215)


INCOME (LOSS) PER COMMON SHARE                         $      (1.82)        $        0.01           $    (2.85)       $       (0.49)

WEIGHTED AVERAGE COMMON
    SHARES OUTSTANDING                                        7,053               5,340                5,859                  4,507


See notes to the consolidated condensed financial statements.

EMPIRE OF CAROLINA, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
(In Thousands)
--------------------------------------------------------------------------------


                                                                                       Nine Months Ended September 30,
                                                                                  ------------------------------------------
                                                                                         1996                  1995
                                                                                  --------------------  --------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                                $     (16,740)       $       (2,215)
Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation and amortization                                                                 7,009                 4,948
  Other non-cash adjustments, net                                                              12,710                 1,164
  Changes in assets and liabilities                                                           (22,041)              (31,336)
         Net cash used in operating activities                                                (19,062)              (27,439)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                                         (7,213)               (4,141)
  Proceeds from sale of marketable securities                                                       15                2,099
  Escrow deposits made relating to Buddy L acquisition                                               0              (15,600)
  Proceeds from sale of fixed assets                                                                90                  525
          Net cash used in investing activities                                                (7,108)              (17,117)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings (repayments) under lines of credit                                             5,798                34,470
  Proceeds from issuance of long term debt                                                    12,100                  7,580
  Repayments of notes payable                                                                 (11,654)              (2,925)
  Net proceeds from issuance of common stock                                                   17,825                 1,794
  Net proceeds from issuance of preferred stock                                                      0                3,206
          Net cash provided by financing activities                                            24,069                44,125

NET DECREASE IN CASH AND CASH EQUIVALENTS                                                      (2,101)                 (431)

CASH AND CASH EQUIVALENTS,
  BEGINNING OF YEAR                                                                             2,568                 2,738
CASH AND CASH EQUIVALENTS,
  END OF PERIOD                                                                      $            467      $          2,307

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION:
    Interest paid                                                                    $          6,324      $          2,445
    Income taxes refunded                                                                       1,712                   276

NONCASH INVESTING AND FINANCING ACTIVITIES
   During 1996, the Company adjusted its allocation of the purchase price of the assets of Buddy L acquired on July 7, 1995 by increasing assets acquired by $487,000 and decreasing excess cost over fair value of net assets acquired by $487,000. On September 11, 1996, the shareholders approved the conversion of the Series A preferred stock to common stock on a share-for-share basis. See
   Note 6.

See notes to consolidated condensed financial statements.

EMPIRE OF CAROLINA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)
NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
--------------------------------------------------------------------------------


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

        In the opinion of management, the information contained in this report reflects all adjustments, consisting only of normal recurring adjustments, except for the adjustments described in Notes 2 and 3, necessary to present fairly the results for the interim periods presented.

       Earnings(loss) per share - For the calculation of earnings (loss) per share for the three and nine months ended September 30, 1996 and 1995, all outstanding stock options and warrants and convertible debentures are excluded from primary and fully-diluted earnings per share since they are anti-dilutive.

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

       Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2.      NONRECURRING INVENTORY CHARGES

       By the end of the third quarter of 1996, the Company substantially completed the transfer of production of products, acquired as part of the Buddy L acquisition, from Buddy L's facilities in Gloversville, NY to the Company's facility in Tarboro, NC. During the third quarter, the Company was attempting to rapidly ramp up production of existing product to meet peak seasonal demand. Difficulties in the third quarter associated with integrating the manufacture of Buddy L products, including the inflow of transferred product and machines, led to product damage, loss of production efficiency and missed shipping deadlines. This situation was exacerbated by the loss of the Plant Manager due to a critical illness, delays in the installation and start up of both transferred and new machinery, and by two hurricanes. As a result of these circumstances, the Company, during the third quarter, experienced an increase in scrap and damages in addition to disruptions in its operations. In addition, during the third quarter, the Company determined that a substantial amount of the work in process and purchased parts inventory obtained as part of the Buddy L acquisition was no longer useable. Also, the Company decided to outsource certain production to meet customer demand, resulting in increased costs. While the Company will not be able to make a final determination of these costs until year-end, the Company has made a provision of $10.3 million as an estimate of the effect.


3.  RESTRUCTURING AND OTHER CHARGES

       In response to the reduction in operating margins experienced during the third quarter of 1996, the Company has restructured its operations and reduced cost by eliminating administrative and manufacturing jobs and curtailing non-essential spending. The Company has also provided additional amounts related to the shut down of its Gloversville, NY facility and made a provision for estimated customer charge backs resulting from the circumstances described in Note 2. A $3.5 million charge has been recorded to reflect the one time costs related to these matters. In addition, during the third quarter, the Company made a determination that certain toys previously marketed under the Empire, Marchon or Buddy L names should be dropped from the product line, resulting in a $500,000 reserve included in the nonrecurring inventory charge. A review of the carrying value of long-lived and intangible assets related to the discontinued products has been made in accordance with the rules set forth in SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". Four million dollars has been provided to write off the patents, trademarks and trade names associated with discontinued products as well as the estimated goodwill attributed to them.

       For the three and nine months ended September 30, 1995, the Company recorded $1,177,000 and $1,736,000 of charges also related to establishment of corporate headquarters in Delray Beach, Florida and the relocation of equipment from the Buddy L New York facility to Tarboro, NC.

4.    INVENTORIES, NET
                                            September 30,      December 31,
                                                 1996               1995
                                             (unaudited)
Finished goods                                 $18,030             $14,418
Raw Materials                                   19,639              13,591
Work-in-process                                  5,559               2,169
                                               $43,228             $30,178

5.    NOTES PAYABLE AND LONG-TERM DEBT

      During May 1996, Empire Industries, Inc. ("EII") a wholly-owned subsidiary of the Company, entered into a secured bank facility which provides up to $85,000,000 in financing. The financing is for a three-year term. Of the $85,000,000, $12,100,000 is in the form of a three-year term loan which requires monthly payments of $235,000. The balance of the availability under the loan agreement is based on EII's domestic accounts receivable and inventory balances, as defined, less outstanding commitments under letters of credit ($1,221,000 at September 30, 1996). The loan is collateralized by substantially all of the domestic assets of EII, including all machinery, equipment, real property, accounts receivable, inventories, and intangibles, with an aggregate book value of approximately $133 million at September 30, 1996. This facility replaces two domestic facilities of $25,000,000 each. The loan agreement requires the Company to maintain specified financial ratios. The Company's banks have waived compliance with these financial ratios as of September 30, 1996. The Company and its banks are near agreement on the terms of an amendment to its agreement, which may require additional debt or equity financing, but no assurance can be given that the amendment will be finalized.

      On July 5, 1996 the Company exercised its option to redeem all $7,580,000 senior subordinated notes at 110% of the original principal amount and thereby retired the related 758,000 warrants to purchase common stock. In connection with the redemption, $323,000 of unamortized loan fees were written off in the third quarter of 1996.

6.    STOCKHOLDERS' EQUITY

      On June 25, 1996, the Company sold 1,400,000 shares of its common stock in public offering which resulted in net proceeds to the Company of approximately $17,825,000 (including proceeds to the Company upon the exercise by certain selling stockholders of stock options and warrants to acquire 356,100 shares of common stock). The proceeds from the offering were used to reduce the outstanding balance under EII's revolving line of credit and to redeem the senior subordinated notes. See Note 5.

      On September 11, 1996, upon the approval by the stockholders of the Company at its 1996 annual meeting, the outstanding shares of Series A Preferred Stock converted into Common Stock on a share-for-share basis. The conversion resulted in the issuance of 442,264 shares of Common Stock to the holders of Series A Preferred Stock. As of September 30, 1996 there are no Series A preferred shares outstanding. At September 30, 1996, there were 7,403,564 shares of common stock outstanding. The effect of the conversion on earnings (loss) per share is antidilutive.

      On September 12, 1996, the Company adopted a stockholder rights agreement and declared a dividend distribution of one Preferred Share Purchase Right on each outstanding share of Empire of Carolina, Inc. common stock. Each Right will entitle stockholders to buy one one-hundredth of a share of a new series of junior participating preferred stock at an exercise price of $40.00. The Rights will be exercisable only if a person or group (other than certain exempt persons) acquires 15% or more of Empire of Carolina, Inc.'s common stock or announces a tender offer the consummation of which would result in ownership by a person or group of 15% or more of the common stock.

7.    COMMITMENTS AND CONTINGENCIES

      Letters of credit - The Company had outstanding commitments under letters of credit totaling $1,221,000 at September 30, 1996 compared to $1,246,000 at December 31, 1995.

      Leases - During the second quarter ending June 30, 1996, the Company entered into a 10-year operating lease for new molding machines having monthly lease payments of $25,000.

      Indemnifications - In connection with the sale of the assets used in the businesses of its wholly-owned subsidiaries, Isaly Klondike Company and Popsicle Industries Ltd. to Thomas J. Lipton Company and its affiliates in 1993, the Company agreed to certain indemnification obligations. The Company has established reserves for all claims known to it and for other contingencies in connection with the sale. During the quarter ended March 31, 1996, the Company reduced the reserves by $600,000 due to the expiration of certain time limitations. Although there can be no assurance that claims and other contingencies related to the sale will not exceed established reserves, the Company believes that any additional exposure related to the indemnification obligations will not be material to the Company's consolidated financial statements.

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

      Contingencies - The Company has been identified as a potentially responsible party, along with numerous other parties, at various U. S. Environmental Protection Agency ("EPA") designated superfund sites. It is the Company's policy to accrue remediation costs when it is probable that such costs will be incurred and when they can be reasonably estimated. As of December 31, 1995 and September 30, 1996, the Company had reserves for environmental liabilities of $600,000 and $400,000 respectively. Estimates of costs for future remediation are necessarily imprecise due, among other things, to the allocation of costs among potentially responsible parties. Although it is possible that additional environmental liability related to these matters could result in amounts that could be material to the Company's consolidated financial statements, a reasonably possible range of such amounts cannot presently be estimated. Based upon the facts presently known, the large number of other potentially responsible parties and potential defenses that exist, the Company believes that its share of the costs of cleanup for its current remediation sites will not, in the aggregate, have a material adverse impact on its consolidated financial statements.

8.    SUBSEQUENT EVENTS

      Subsequent to September 30, 1996, the Company entered into a new ten year lease for office space, with lease payments of $26,000 a month. Rents commence on issuance of a certificate of occupancy which is expected in January 1997.


        On October 31, 1996, the Company signed an agreement to sell its Caldwell Button Co. division for approximately $800,000 in cash plus a $150,000 promissory note. Sales of the Caldwell Button Co. division represented approximately 1% of the Company's consolidated net sales for the nine months ended September 30, 1996. The sale is expected to close by December 31, 1996. The estimated $200,000 loss on the sale of this division is included in the third quarter 1996 restructuring charge.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

RECENT EVENTS

       By the end of the third quarter of 1996, the Company substantially completed the transfer of production of products, acquired as part of the Buddy L acquisition, from Buddy L's facilities in Gloversville, NY to the Company's facility in Tarboro, NC. During the third quarter, the Company was attempting to rapidly ramp up production of existing product to meet peak seasonal demand. Difficulties in the third quarter associated with integrating the manufacture of Buddy L products, including the inflow of transferred product and machines, led to product damage, loss of production efficiency and missed shipping deadlines. This situation was exacerbated by the loss of the Plant Manager due to a critical illness, delays in the installation and start up of both transferred and new machinery, and by two hurricanes. As a result of these circumstances, the Company, during the third quarter, experienced an increase in scrap and damages in addition to disruptions in its operations. In addition, during the third quarter the Company determined that a substantial amount of the work in process and purchased parts inventory obtained as part of the Buddy L acquisition was no longer useable. Also, the Company decided to outsource certain production to meet customer demand, resulting in increased costs. While the Company will not be able to make a final determination of these costs until year-end, the Company has made a provision of $10.3 million as an estimate of the effect.

       In response to the reduction in operating margins experienced during the third quarter of 1996, the Company has restructured its operations and reduced cost by eliminating administrative and manufacturing jobs and curtailing non-essential spending. The Company has also provided additional amounts related to the shut down of its Gloversville, NY facility and made a provision for estimated customer charge backs resulting from the circumstances described in the above paragraph. A $3.5 million charge has been recorded to reflect the one time costs related to these matters. In addition, during the third quarter, the Company made a determination that certain toys previously marketed under the Empire, Marchon or Buddy L names should be dropped from the product line, resulting in a $500,000 reserve included in the nonrecurring inventory charge. A review of the carrying value of long-lived and intangible assets related to the discontinued products has been made in accordance with the rules set forth in SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". Four million dollars has been provided to write off the patents, trademarks and trade names associated with discontinued products as well as the estimated goodwill attributed to them.

       For the three and nine months ended September 30, 1995, the Company recorded $1,177,000 and $1,736,000 of charges also related to establishment of corporate headquarters in Delray Beach, Florida and the relocation of equipment from the Buddy L New York facility to Tarboro, NC.

        On September 25, 1996, the Company announced that it has signed an agreement with Tyco Toys, Inc. ("Tyco") for the distribution of the Company's toys internationally other than in Canada. Tyco will offer several of the Company's most popular product lines, all of which will be sourced through the Company's Hong Kong operations.

RESULTS OF OPERATIONS - THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1995

       The results of operations for the three and nine months ended September 30, 1996 reflects the impact of the Buddy L acquisition (which acquisition occurred on July 7, 1995). See the Company's 1995 Annual Report, as amended, on Form 10-K/A for further information regarding this acquisition.

         Net sales increased $13,721,000 for the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995 due to the acquisition of the Buddy L (R) lines of product in July 1995, sales of new products, and an increase in sales of certain of the Company's historical toy product lines. However, sales for the third quarter of 1996 were adversely affected by production and shipment delays experienced at the Company's Tarboro facility. As a result, net sales decreased $3,168,000 for the three months ended September 30, 1996 as compared to the three months ended September 30, 1995.

       The operating loss increased to $18,529,000 and $20,611,000 for the three and nine months ended September 30, 1996 as compared to an operating income of $1,846,000 and an operating loss of $286,000 for the three and nine months ended September 30, 1995. The increase in the operating losses is primarily due to the inventory charge of $9,825,000 and restructuring and other charges of $7,497,000 during the third quarter of 1996 and lower gross profit margins resulting from the cost of outsourcing of certain components to independent contractors and unfavorable production cost variances.

         The following table shows sales and operating income by the Company's product segments (in thousands):

                                                  Three Months Ended         Nine Months Ended
                                                  September 30,                September 30,

Net Sales:                                     1996            1995          1996         1995
                                               ----            ----          ----         ----
    Toys                                       $  33,999    $  36,499    $  84,905    $  72,185
    Holiday Products                              16,454       17,122       21,156       20,155
                                                ---------    ---------    ---------    --------

Net Sales                                      $  50,453    $  53,621    $ 106,061    $  92,340
                                                ---------    ---------    ---------    --------

Operating Income (loss):
    Toys                                       $  (2,238)   $     783    $  (4,231)   $   (521)
    Holiday Products                               1,031        2,240          942        1,971
    Nonrecurring inventory charge                 (9,825)                   (9,825)
    Restructuring and
       other charges                              (7,497)      (1,177)      (7,497)     (1,736)
                                                                                      ---------
Operating Income (Loss)                        $ (18,529)   $   1,846    $ (20,611)   $   (286)
                                                                                      =========




       Toy sales decreased $2,500,000 for the three months ended September 30, 1996 as compared to the three months ended September 30, 1995. The decrease in sales for the quarter was due to production and shipment delays experienced during the third quarter at the Company's Tarboro facility. Toy sales for the nine months ended September 30, 1996 increased $12,720,000 as compared to the nine months ended September 30, 1995 due to sales from acquired Buddy L(R) toy lines, increased sales of new products such as Big WheelieTM and Fantasy Fillies(R), and increased sales of Crocodile Mile(R) water slides and Grand Champions Horses(R). These increases were partially offset by the virtual elimination of Power RangerTM sales and lower road racing sales which combined sales were approximately $8,067,000 and $24,014,000 for the three and nine months ended September 30, 1995.

       The Company's sales of holiday products decreased $668,000 for the three months ended September 30, 1996 as compared to the three months ended September 30, 1995 due to decreased sales in the Christmas product category resulting from production and shipping delays during the third quarter. For the nine months ended September 30, 1996, sales of holiday products increased $1,001,000 as compared to the nine months ended September 30, 1995 due to increased sales in the Easter and Halloween categories.

       Gross profits were lower for the three and nine months ended September 30, 1996 as compared to the three and nine months ended September 30, 1995, due to unfavorable production variances, and a reduction in Power RangerTM sales, which products sold at high gross margins. Production costs have been adversely affected by the integration of domestic manufacturing at the Company's Tarboro, North Carolina manufacturing facility and due to the delay in the installation and start up of equipment, the loss of the Plant Manager due to a critical illness, and delays due to hurricanes Bertha and Fran. Also, the Company decided to outsource certain production to meet customer demand, resulting in increased costs. The impact of the reduction in the Power Ranger TM sales on operating income for the three and nine months ended September 30, 1996 was partially offset by the corresponding decrease in royalties on the sales of Power RangerTM products.

       Selling and administrative expenses were lower for the three months ended September 30, 1996 as compared to the three months ended September 30, 1995 primarily due to lower royalty expenses and $850,000 of income from the settlement of an insurance claim. Included in selling and administrative expenses for the three months ended September 30, 1996 are duplicate facilities costs of approximately $95,000 for the continuing integration of Buddy L, and the incremental cost of approximately $232,000 for staffing of four strategic business units ("SBUs"), which were established in 1996 to improve control over marketing and sales of the Company's products. SBU's are accountable for the sales and marketing for specific product categories: ride-ons, outdoor activities and games, girls and boys toys and holiday products. Despite the lower royalty expense, Selling and administrative expenses were slightly higher for the nine months ended September 30, 1996, as compared to the nine months ended September 30, 1995 primarily due to duplicate facilities costs of approximately $781,000, and the incremental cost of approximately $1,108,000 for staffing of the SBU's. Selling and administrative expenses for the nine months ended September 30, 1996 reflect the reversal of approximately $600,000 of indemnification reserves due to the expiration of time limitations, the reversal of $200,000 of environmental reserves, a $796,000 gain relating to a favorable settlement of disputed 1995 royalty expenses, and $850,000 of income from the settlement of an insurance claim. Excluding the impact of the reversal of the indemnification reserves, the gain on settlement of royalties, and the income from settlement of an insurance claim, selling and administrative expenses were approximately 27% of sales for the nine months ended September 30, 1996 as compared to 28% of sales for the nine months ended September 30, 1995.

       On July 5, 1996 the Company exercised its option to redeem all $7,580,000 senior subordinated notes at 110% of the original principal amount and thereby retired the related 758,000 warrants to purchase common stock. In the connection with the redemption, $323,000 of unamortized loan fees were written off and are included in selling and administrative expenses.

         Operating income for both the toy and holiday products segments of the Company have been negatively affected by shipping and production delays as well as higher production costs.

       Interest expense was $2,065,000 and $6,499,000 for the three and nine months ended September 30, 1996 as compared to $1,842,000 and $3,403,000 for the three and nine months ended September 30, 1995. Interest expense was higher due to the issuance of $7.6 million of senior subordinated notes during the third quarter of 1995 to finance the Buddy L acquisition, increased working capital needs and increased capital expenditures.

       The tax benefit for the three and nine months ended September 30, 1996 and 1995 approximates the federal, state and foreign statutory rates, net of certain nondeductible expenses, primarily amortization of goodwill. The effective tax rate for the three and nine months ended September 30, 1996 is higher than the expected statutory rates due to taxable income in Hong Kong which is taxed at a lower rate.

LIQUIDITY AND CAPITAL RESOURCES

       Due to the seasonality of its revenues, the Company's working capital requirements fluctuate significantly during the year. The Company's seasonal financing requirements are highest during the fourth quarter and lowest during the first quarter.

       Working capital at September 30, 1996 was $10,704,000 as compared to $6,837,000 at December 31, 1995. The increase in working capital is primarily due to the receipt of the proceeds from the stock offering and the term loan.

       During May 1996, Empire Industries, Inc. ("EII") a wholly-owned subsidiary of the Company, entered into a secured bank facility which provides up to $85,000,000 in financing. The financing is for a three-year term. Of the $85,000,000, $12,100,000 is in the form of a three-year term loan which requires monthly payments of $235,000. The balance of the availability under the loan agreement is based on EII's domestic accounts receivable and inventory balances, as defined, less outstanding commitments under letters of credit ($1,221,000 at September 30, 1996). The loan is collateralized by substantially all of the domestic assets of EII, including all machinery, equipment, real property, accounts receivable, inventories, and intangibles, with an aggregate book value of approximately $133 million at September 30, 1996. This facility replaces two domestic facilities of $25,000,000 each. The loan agreement required the Company to maintain specified financial ratios. However, the lenders have waived compliance with these financial ratios pending finalization of an amendment to the loan agreement. Although agreement has been reached on the terms of the amendment, no assurance can be given that the amendment will be finalized.

       Marchon Toys Ltd., the Company's Hong Kong based subsidiary ("Marchon"), meets its working capital needs through two local bank credit facilities which are due on demand. Marchon can borrow up to approximately $2,500,000 at interest rates ranging from 0.5% to 1.75% over the banks' prime rate. The availability of borrowings is primarily based on Marchon's accounts receivable and inventory balances. All of Marchon's assets are collateralized under the loan agreements.

       On June 28, 1996 the Company sold 1,400,000 shares of its common stock in a public offering which resulted in net proceeds to the Company of approximately $17,825,000 (including proceeds to the Company upon the exercise by certain selling stockholders of stock options and warrants to acquire 356,100 shares of common stock). The proceeds from the offering were used to reduce the outstanding balance under EII's revolving line of credit (and to redeem the senior subordinated notes described in the following paragraph.).

       On July 5, 1996 the Company exercised its option to redeem all $7,580,000 senior subordinated notes at 110% of the original principal amount and thereby retired the related 758,000 warrants to purchase common stock.

       The Company's inventory and accounts payable balances were higher at September 30, 1996 as compared to December 31, 1995, due to the seasonal nature of the Company's business. The proceeds from the June 1996 stock offering and proceeds from the new term loan facility were used to reduce the balance outstanding under EII's revolving line of credit.

       Capital expenditures, principally for the purchase of tooling for new products and equipment, were $7,213,000 for the nine months ended September 30, 1996 as compared to $4,141,000 for the nine months ended September 30, 1995. During the second quarter of 1996, the Company entered into a 10-year operating lease for new molding machines having monthly lease payments of $25,000. Subsequent to September 30, 1996 the Company entered into a 10-year operating lease for office space having monthly lease payments of $26,000.

       The Company is subject to various actions and proceedings, including those relating to intellectual property matters and product liability matters. See Note 7 to Consolidated Condensed Financial Statements.

       The Company believes that cash generated from operations and amounts that would be available under its proposed credit facility amendment will be adequate to finance its operations for the next twelve months although no assurance can be given that any such amendment will be finalized. The Company is considering additional equity or debt financing. Although the Company believes that it has the ability to raise additional equity or debt financing, no assurance can be given that any such effort would be successful.


                           PART II - OTHER INFORMATION


ITEM 2.  CHANGES IN SECURITIES

        During May 1996, Empire Industries, Inc., ("EII"), a wholly-owned subsidiary and principal operating subsidiary of the Company, entered into a new secured bank facility which provides up to $85,000,000 in financing. This bank facility does not restrict the payment of dividends by the Company; however, the agreement limits the dividends which EII may pay to the Company. Under the bank facility, EII may not pay dividends to the Company in excess of the lesser of $3.6 million or 30% of EII's cumulative net income (except for certain items specifically permitted for purposes other than the payment of dividends by the Company, such as the payment of taxes). The Company does not currently pay dividends and has no plans to start paying dividends in the near future.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders of the Company was held on September 11,
1996.

The following matters were voted upon at the meeting:

Election of directors to serve until the 1997 Annual Meeting of Stockholders:

                                 For                        Withheld Authority
Steven E. Geller                4,051,403                            34,702
Marvin Smollar                  4,051,403                            34,702
Steven N. Hutchinson            4,051,391                            34,714
Peter B. Pfister                4,051,393                            34,712
Leonard E. Greenberg            4,051,393                            34,712
Eugene M. Matalene, Jr.         4,051,393                            34,712

Proposal that an affirmative vote of more than two-thirds of the Directors then in office is needed to take certain specified corporation action.

Yes                3,895,784
No                   165,880
Abstain                4,441

Approval of a proposal to convert the Series A Preferred Stock into Common Stock

Yes               4,039,199
No                   20,257
Abstain              6,649

Approval of a proposal to adopt the Outside Directors Stock Option Plan

Yes                3,957,269
No                   101,036
Abstain               27,800

Approval of a proposal to adopt the 1996 Employee Stock Purchase Plan

Yes                3,981,811
No                    78,668
Abstain               5,626

Ratification of Deloitte & Touche LLP as the Company's independent certified public accountants to audit the accounts of the Company for the year ending December 31, 1996.

Yes               4,057,341
No                    4,460
Abstain              4,304

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
        (a) Index and Exhibits

Exhibit No.                                 Description
    3.1             Restated Certificate of Incorporation of the Company. (1)

    3.2             Amended and Restated By-Laws of the Company. (2)

    3.3             Certificate of Designation, Preference and Rights of the Company filed
                      September 30, 1995. (1)

    3.4             Shareholders' Rights Plan adopted September 12, 1996. (6)

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

     6 Previously filed as an exhibit to the Company's Current Report on Form 8-K for September 12, 1996 and incorporated by reference.

               (b) The Company filed on August 7, 1996, September 10, 1996 and September 12, 1996 Current Reports on Form 8-K.

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              EMPIRE OF CAROLINA, INC.

                              By: /s/ Jeffrey L. Currier
                                  Jeffrey L. Currier
                                  Executive Vice President - Finance,
                                  Chief Financial Officer

                              Dated: November 14, 1996