Form 10-K
period 1996-12-31
EMPIRE OF CAROLINA INC
filed 1997-03-31
CIK 312840

SECURITIES AND EXCHANGE COMMISSION
                                 Washington, DC 20549

                                      FORM 10-K

                    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934
                     For the fiscal year ended December 31, 1996

                            Commission File number 1-7909

                               EMPIRE OF CAROLINA, INC.
                               ------------------------
                (Exact name of registrant as specified in its charter)


                   Delaware                          13-2999480
                   --------                          -----------
          (State or other jurisdiction of         (I.R.S. Employer
          incorporation or organization)          Identification No.)


                5150 Linton Boulevard, Delray Beach, Florida      33484
                --------------------------------------------      -----
                    (Address of principal executive offices)    (Zip Code)

                     (561) 498-4000
                      -------------
          (Registrant's telephone number, including area code)

               Securities registered pursuant to Section 12(b) of the Act:

                                                     Name of each exchange
          Title of each class                          on which registered
          ---------------------                        --------------------
          Common Stock, par value $.10 per share    American Stock Exchange
          (including the associated Preferred
          Stock Purchase Rights)

               Securities registered pursuant to Section 12(g) of the Act:
          None.

               Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
          requirements for the past 90 days.  YES  /X/      NO / /

               Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in the proxy statements incorporated by reference in
          Part III of this Form 10-K or any amendment to this Form 10-K
          [  ].

               The aggregate market value of the voting stock held by non-affiliates of the Registrant, as of March 14, 1997, was $15,750,568 (assuming solely for the purpose of this calculation that all directors and officers of the Registrant are "affiliates").

               The number of shares outstanding of the Registrant's Common Stock, par value $.10 per share, as of March 14, 1997, was 7,403,564.

               Documents Incorporated by Reference:  None.

                                        PART I

          ITEM 1.   BUSINESS

          GENERAL

               Empire of Carolina, Inc., a Delaware corporation and its subsidiaries ("Empire" or the "Company") design, manufacture and market a broad variety of toys and plastic decorative holiday products. The Company manages its business through two strategic business units ("SBUs") which are accountable for specific product categories. One SBU is responsible for ride-on products, including Big Wheel(R) and Power Driver(R) brands, outdoor activities and games such as Snow Works(TM) winter sleds and Water Works(TM) water slides and pools (including Crocodile Mile(TM) water slides), and holiday products featuring plastic decorative holiday display items. The other SBU is comprised of girls and boys toys featuring Buddy L(R) vehicles, Real Bugs(TM) and Grand Champions(R) collectible horses.

               Empire has been a toy manufacturer for approximately 40 years. The Company's business experienced significant change in 1993 when substantial non-toy operations were sold. Following the divestitures of non-toy businesses, Empire's operations were focused on its toy business, including the Big Wheel(R) non-powered ride-on product line which has been sold throughout the United States since 1970, and its plastic decorative holiday products business. Since mid-1994 the Company has undergone a change of control and management, established a new business strategy, and effected two acquisitions which added established core toy product lines to the Company's business.

               In the third quarter of 1994, current principal stockholders of the Company, led by Steven Geller, the current Chairman and Chief Executive Officer of the Company, acquired control of Empire as a base from which to build a diversified toy and plastic products manufacturing company. In October 1994, Empire acquired Marchon, Inc. ("Marchon") a toy designer, marketer and manufacturer. Marchon's core toy products included Grand
          Champions(R) collectible horses and Crocodile Mile(R) water slides. Marchon had substantial experience at sourcing toy products in the Far East. In July 1995, Empire acquired substantially all of the toy assets of Buddy L Inc. and its Hong Kong subsidiary ("Buddy L"), one of the oldest toy brands in the United States whose core toy products included plastic and metal toy cars, trucks and other vehicles and battery-operated ride-ons.

               The Company's net sales were $148.9 million, $153.7 million and $58.0 million, respectively, for the years ended December 31, 1996, 1995 and 1994. The Company's toy business net sales were $119.7 million, $121.6 million and $33.0 million, respectively, for the years ended December 31, 1996, 1995 and 1994, and contributed 80%, 79%, and 57%, respectively, of the Company's consolidated net sales. Net sales of decorative holiday products were $29.2 million, $32.2 million and $25.0 million, respectively, for the years ended December 31, 1996, 1995, and 1994, and contributed approximately 20% of the Company's consolidated net sales in 1996, 21% in 1995 and 43% in 1994.

               The Company's executive offices are located at 5150 Linton Boulevard, Delray Beach, Florida 33484, telephone (561) 498-4000.

          RECENT DEVELOPMENTS

               FISCAL 1996 OVERVIEW

               On March 31, 1997, the Company announced that its net sales for the year ended December 31, 1996 were $148.9 million as compared to $153.7 million for the prior year. The Company incurred a loss before interest and taxes of $47.3 million. This loss included nonrecurring and special charges of $21.0 million. The net loss after interest and taxes was $46.2 million. For fiscal 1995, the loss before interest and taxes and net loss were $1.9 million and $4.5 million, respectively.

               The $21.0 million charge is comprised of restructuring charges, nonrecurring inventory changes and the write down of certain intangible assets. The restructuring charge includes costs resulting from the shutdown of the Buddy L facility in Gloversville, New York, costs related to staff reductions and other related costs. The non-recurring inventory charge results from the previously disclosed difficulties encountered during the second half of 1996. The remaining charges are the result of the Company's decision to change the mix of its product lines. Reference is made to the press release filed as Exhibit 99 to this Form 10-K, which press release is incorporated by reference herein.

               PROPOSED PRIVATE INVESTMENT

               The Company continues to experience the significant cash flow difficulties previously disclosed, and management believes that cash generated from operations may not be sufficient to properly fund the Company's operations past April 1997. As previously announced, Empire is required under the terms of its amended senior credit agreement to receive an equity contribution of at least $6 million by April 30, 1997 and has engaged investment bankers to secure the additional financing required by the Company and to evaluate strategic alternatives for enhancing stockholder value.

               The  Company  and  its  investment  bankers,  Gerard  Klauer
          Mattison & Co. ("GKM"), examined various strategic alternatives, including the possible sale of the Company or certain of its businesses. GKM contacted numerous potential financial and strategic investors, and received several preliminary indications of interest in a possible transaction with the Company. Certain potential investors entered into a confidentiality agreement with the Company and reviewed financial and other information regarding the Company. The Company and its advisers evaluated proposals from certain of such persons, considering such matters as the Company in consultation with its advisers deemed appropriate. The Company or GKM engaged in further discussions with potential investors whose proposals were deemed to be potentially viable and in the interests of the Company. The Board of Directors, after presentations by the Company's legal and financial advisors and consideration of the Company's liquidity and operational requirements, concluded that pursuing the proposed investment described below was in the best interests of the Company.

               The Company has entered into a non-binding letter of intent with an investor that proposes to invest $50 million by purchasing from the Company a combination of exchangeable convertible preferred stock and senior convertible debentures. The preferred stock and debentures would be convertible into common stock at a price equal to the market price of the stock on the date on which management and the investor established the terms of the letter of intent. Upon consummation of the transaction the investor would own securities convertible into a substantial majority of the Company's outstanding stock and would have immediate control of the Board. The Company has also agreed, subject to the Board's ability to satisfy its fiduciary duties, to a "no shop" provision which expires on April 13, 1997. In the event that the Company breaches that provision or enters into a definitive agreement with the proposed investor and elects not to complete the transaction, the Company would pay a breakup fee of $2.5 million.

               The American Stock Exchange has advised the Company that the proposed transaction does not require stockholder approval under applicable Exchange rules and that the terms of the proposed series of Preferred Stock do not violate Exchange rules with respect to stockholder voting rights. GKM will be asked to issue a fairness opinion that the proposed investment is fair to the Company from a financial point of view.

               The proposal is subject to substantial conditions, including the satisfactory completion by the investor of its due diligence and the negotiation and execution of a mutually satisfactory definitive agreement. There can be no assurance that the proposed transaction will be consummated or, if consummated, that it will be on the terms and conditions described above, or as to the timing or impact on the Company of consummating the proposed transaction. In the event that the proposed transaction is not consummated, there can be no assurance that the Company will obtain the $6 million of additional financing required by the December 6, 1996 amendment to its senior loan agreement or that cash generated from operations will be sufficient to fund the Company's continued operations. The failure to receive additional financing may have a material adverse effect on the Company's business, financial condition and results of operations. This summary of the proposed transaction contains various forward-looking statements and information that are based on management's beliefs as well as assumptions made by and information currently available to management. Such statements are subject to various risks and uncertainties, including those described in this paragraph and under the caption "Forward Looking Information May Prove Inaccurate" below, which could cause actual results to vary materially from those stated. Reference is made to the press release filed as Exhibit 99 to this Form 10-K, which press release is incorporated by reference herein.

          INDUSTRY

               THE TOY INDUSTRY

               According to the Toy Manufacturers of America, Inc. ("TMA"), an industry trade group, total domestic shipments of toys, excluding video games and accessories, were approximately $13.9 billion in 1996. According to the TMA, the United States is the world's largest toy market, followed by Japan and Western Europe. The Company estimates that the three largest U.S. toy companies in 1996, Mattel, Inc. ("Mattel"), Hasbro, Inc. ("Hasbro") and Tyco Toys, Inc. ("Tyco"), collectively were responsible for less than half of total domestic toy shipments in 1996. In addition, hundreds of smaller companies compete in the design and development of new toys, the procurement of licenses, the improvement and expansion of previously introduced products and product lines and the marketing and distribution of toy products.

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

               Toy production is a labor intensive process requiring molding and shaping or cutting and sewing, coloring, painting or detailing, assembling, inspecting, packaging and warehousing. Management believes that the substantial majority of the toys sold in the U.S. are manufactured, either in whole or in part, overseas where labor rates are comparatively low. The largest foreign producer markets are China and, to a lesser extent, other countries in the Far East. Most foreign production is performed by independent contractors which utilize tools, molds and designs provided by U.S. toy companies and which manufacture products under exclusive contracts. While foreign manufacturing operations generally have relatively inexpensive labor costs, such operations require greater lead times than domestic manufacturing and also result in greater shipping costs, particularly for larger toys. The design, production and sale of toy products in the U.S. are subject to various regulations. See "Business - Regulation."

               Toy manufacturers  sell their  products  either directly  to retailers or to wholesalers who carry the product lines of many manufacturers. There are thousands of retail outlets in the United States which sell toys and games. These outlets include: small, independent toy stores; large toy specialty retailers; general merchandise discount chains; department, drug and variety stores; gift and novelty shops; price clubs and mail order catalogues. Despite the broad number of toy outlets, retail toy sales have become increasingly concentrated through a small number of large chains, such as Toys "R" Us, Inc. ("Toys "R" Us"), Wal-Mart Stores, Inc. ("Wal-Mart"), Kmart Corporation ("Kmart") and Target Stores, Inc., a division of Dayton-Hudson Corp. ("Target"), which generally feature a large selection of toys,  some  at  discount  prices,  and  seek  to  maintain  lean inventories to reduce their own inventory risk. This concentration has tended to favor larger manufacturers which are able to offer these retail chains broader product offerings, higher levels of advertising and marketing support, and consistent product support through electronic data interchange and just-in-time delivery programs. The Company believes that the leading toy retailers desire to have a greater number of toy suppliers which offer a variety of quality, branded product lines and which have the financial strength to support the retailers' product distribution requirements.

               While toys are sold year round, toy industry retail sales are heavily weighted toward the fourth quarter when many toys are purchased as holiday gifts. Each calendar year begins with a major international toy fair held in Hong Kong in the first week in January. This trade show is expanded and repeated in New York in the middle of February. During the January/February period, additional toy fairs are held in London, Paris, Milan, Nuremberg and Valencia. The toy fairs allow manufacturers to display their current lines and begin the process of generating purchase orders for the important holiday season. Due to the seasonality and long lead times required for foreign production, retailer buying activity tends to significantly lead production and shipment.

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

          PRODUCTS

               The Company produces and sells over 300 items which are grouped into four distinct product categories: Ride-ons, Outdoor Activities and Games, Holiday Products and Girls and Boys Toys.

               RIDE-ONS

               Big Wheel(R), an internationally recognized branded product, is a three-wheeled, pedal-driven ride-on targeted to appeal to children seven and under and has been marketed in the United States since 1970. Big Wheels(R) are manufactured in a variety of sizes and designs. Power Drivers products are battery operated ride-on vehicles that resemble off-road and domestic passenger vehicles. These vehicles are targeted at children ages 1 1/2 through seven and are powered by D Cell or rechargeable batteries. Power Drivers(TM) are designed for either one or two passengers and travel at speeds ranging from one to five miles per hour. Several models travel in both forward and reverse and certain models are designed for multi-surface use - hard surfaces, grass and small hills.

               OUTDOOR ACTIVITIES

               Snow Works(TM) winter products consist of plastic sleds, toboggans, snowboards and saucers that come in a variety of styles, sizes and colors. While considered toys, they are also distributed in the traditional sporting goods market and are targeted to the toddler to teen age groups. Water Works(TM) spring and summer products include above ground pools, water slides and smaller plastic wading pools targeted to toddlers through adult groups and plastic sand boxes targeted to children. Crocodile Mile(R) water slides, long plastic mats over which water is run, are targeted to the five to teen age groups. Seasonal toys also include spring and summer items such as T-ball sets, junior golf sets, plastic slides and other outdoor plastic toys. The product lines in this SBU generally favor domestic production where the Company can take advantage of weather conditions which stimulate reorder business.

               HOLIDAY PRODUCTS

               This family of highly decorated plastic products come in a range of colors, styles and sizes for three major holidays:
          Easter, Halloween and Christmas. These products include Easter baskets and bunnies, Halloween pumpkin baskets, scarecrows and ghosts, and Christmas nativity scenes, Santa Clauses, snowmen and outdoor candles. Certain of these products are illuminated. In 1996, the Company introduced Light Toppers(R) brand Halloween and Christmas decorations, an innovative new way to decorate walkways and trees.

               GIRLS AND BOYS TOYS

               BOYS TOYS. Empire's boys toy lines consist of Buddy L(R) vehicles, Buddy L(R) preschool products and Real Bugs(TM). Buddy L(R) vehicles consist of a wide variety of plastic and metal cars, trucks, airplanes and helicopters in multiple sizes featuring electronic voice, lights, sounds and in some models motorization. The Company recently introduced Record 'N Play, a new Buddy L(R) vehicle category which enables young children to record their own sound effects and rescue scenarios. In the preschool category, the Company recently introduced an assortment of Big Bruiser Adventure Playsets which combine vehicles pulling trailers, drivers and animals. Real Bugs(TM) is a new line of five items of toy bugs of various shapes, sizes and features which contain replaceable simulated blood and guts fluid and are designed to appeal to young boys.

               GIRLS TOYS. Grand Champions(R) is a branded line of collectible horses and accessories which includes realistically sculpted and detailed horses. The Grand Champions(R) line has been offered by the Company for nine years, and has grown through introductions of new breeds, poses, colors, features and packaging. The Feed N' Nuzzle(TM) collection features realistic stallions, mares and foals that eat and nuzzle like live horses. Fantasy Fillies(TM) is a line of colorful horses which were introduced at the 1996 New York Toy Fair. Unicorn and Pegasus Fantasy Fillies(TM) have long manes and tails while Star Prancers have sparkling lights on their manes which can be activated by pulling on their reins.

          STRATEGIC BUSINESS UNITS

               In  order to exploit  the available market  opportunities in each of the Company's four major product categories, the Company's products are managed through two strategic business units, each of which has a general manager accountable for its discrete product lines. SBUs operate across functional lines within the Company to facilitate the design, development, marketing, and manufacturing of products within their SBUs. The SBU manager is supported by a direct team of employees as well as support services from other departments, including product development, sales and manufacturing. Management believes that the SBUs create a highly focused, entrepreneurial environment within the Company, and enable each SBU to tailor its products and services to the needs of major customers and to respond quickly and efficiently to changes in the competitive environment.

          MARKETING AND SALES

               TOYS

               The  Company's toy products  are sold throughout  the world, with the United States representing approximately 86% of 1996 sales. The balance is sold primarily in Western Europe and South America. In the United States, the Company's products are distributed directly to large retailers, including independent toy stores, toy specialty retailers, general merchandise chain stores, department stores, gift and novelty shops and other retail outlets and, to a lesser extent, to wholesalers who carry the product lines of many manufacturers. In international markets, the Company's Far East produced items are sold primarily by Tyco Toys, Inc., pursuant to an agreement completed in September 1996. International sales of the Company's domestic products are made primarily through distributors and, to a lesser extent, through direct sales to retailers.

               Although the Company sells to over 1,000 accounts, the Company's three largest customers accounted for an aggregate of approximately 54% of its toy sales in 1996. Sales to Toys "R" Us, Wal-Mart and Kmart accounted for 23%, 23% and 9% of toy sales, respectively, in 1996; 23%, 15% and 13% of toy sales respectively, in 1995; 18%, 17% and 11% of toy sales, respectively, in 1994. Of the Company's 1996 consolidated sales, including sales of holiday products, Toys "R" Us accounted for 18%, Wal-Mart accounted for 24% and Kmart accounted for 8% of such sales. No other customer accounted for more than 10% of the Company's consolidated sales in those years. The loss of, or deterioration of the Company's relationship with, one or more of the Company's largest customers would have a material adverse effect on the Company's business, financial condition and results of operations.

               In general, the Company's major customers review its product lines and product concepts for the upcoming year at showings beginning in January and February. By the end of June, the Company has historically received orders or order indications for a substantial majority of its full year's toy business. As is customary in the toy industry, these orders generally may be canceled without penalty at any time prior to shipment. Historically, the greatest proportion of shipments of products to retailers occurs during the third and fourth quarters of each year.

               The Company markets its toys principally through a full-time sales and marketing staff that covers most of the United States. In addition, the Company uses several independent sales organizations to serve selected customers or territories. The Company maintains sales offices and showrooms in New York City and Hong Kong for its toy products, as well as a Hong Kong office to oversee the sourcing of foreign production.

               Historically, the Company's principal mode of advertising has been cooperative advertising. Starting in 1995, the Company selectively expanded its marketing budget to include television advertising, which generally focuses on the promotion of individual products, such as the Big Wheelie(TM), Real Bugs(TM) and Super Crocodile Mile(TM), which reinforce and strengthen core product lines.

               HOLIDAY PRODUCTS

               The Company markets its holiday items through an in-house sales force of full-time salaried employees and approximately 10 independent sales organizations. Senior sales management supervises an independent sales network, with management controlling the largest accounts as house accounts. The Company maintains sales offices and showrooms in New York City for its holiday products along with its toy business. Holiday products are sold to a national market of large retail store chains and to numerous other customers, including wholesalers, distributors and retailers. The Company's marketing strategy also reflects changes in the retailing industry which have created significant new channels of distribution for decorative holiday products, such as home improvement and lawn and garden chains.

               Wal-Mart, Target and Menard, Inc. accounted for approximately 31%, 14% and 10%, respectively, of the Company's holiday product sales in 1996. No other holiday product customer accounted for more than 10% of the Company's total holiday sales in 1996. The loss of any of these major customers could have a material adverse effect on the Company's holiday product sales and on the Company as a whole.

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

               The Company devotes substantial resources to product design and development. During the year ended December 31, 1996 the Company spent approximately $3.2 million in connection with the design and development of products, exclusive of royalty payments, as compared to approximately $3 million during 1995 and approximately $1.1 million during 1994. The timing and extent of future research and development expenditures will depend to a significant extent upon the availability of additional capital resources and the Company's business strategy. See "Recent Developments."

               Recent  efforts have  focused the  product  design group  on developing items to be sourced in the Far East, such as Real Bugs(TM) and the 101 Dalmatians Sprinkler, and are intended to improve the Company's profit margins and decrease new introductions to the Tarboro facility until existing operations are fully integrated and functioning satisfactorily. Before tools, dies and molds for new products are produced, the Company generally prepares mock-ups of such products for exhibition to its customers. The decision to include a new product and to build or have built the necessary tools, dies and molds generally requires preliminary acceptance of the new product by major customers. With respect to new product introductions, the Company's strategy is to begin production on a limited basis until a product's initial success has been proven in the marketplace. The production schedule is then modified to meet demand.

               The Company uses licenses  with third parties to  permit the
          Company to manufacture and market toys based on properties which have developed their own popular identity, often through exposure in various media such as television programs, movies and cartoons. The Company focuses on licensing agreements to extend its core product categories. Management recognizes the importance of licensing and continues to conservatively participate in this marketing strategy. No license involved more than 5% of the Company s toy sales in 1996.

               The Company makes selective use of independent toy designers and developers, who bring products to the Company and are generally paid a royalty on the net selling price of any products licensed by the Company. These independent toy designers may also create different products for other toy companies. Sales of products developed by outside inventors were approximately 17% of toy sales and 14% of consolidated sales in 1996.

          MANUFACTURING

               The  Company  has  substantial  domestic  manufacturing  and international sourcing capabilities. Approximately 72% of the Company's consolidated net sales in 1996 were attributable to products manufactured in the United States. In contrast, the products of many toy companies are principally manufactured by third parties in the Far East. The Company also has considerable experience in sourcing products through the Far East, which has enabled the Company to develop extensive contacts and expertise in dealing with foreign sources of production. The Company evaluates a number of factors when determining whether to manufacture domestically or source through the Far East, including the available lead time and shipping and labor costs.

               DOMESTIC

               The Company believes that its 1.2 million square foot manufacturing facility in Tarboro, North Carolina is one of the largest plastic toy manufacturing facilities in the United States, and offers a broad array of manufacturing capabilities, including extrusion, vacuum, blow and injection plastic molding processes, as well as assembly, sealing and warehousing operations. The Company has concentrated production of its domestically manufactured products in the Tarboro facility.

               In  February 1997, the Company terminated its month-to-month lease on a factory and warehouse facility located in Gloversville, New York where some of the Buddy L(R) products were manufactured. The Company had previously decided not to acquire the Gloversville facility in connection with the Buddy L acquisition and instead decided to integrate certain Buddy L production equipment into the Tarboro facility.

               The Company expects the machinery and equipment at its Tarboro facility to have a relatively high level of capacity utilization during peak production periods. However, such facility will continue to have substantial additional capacity during non-peak production periods, which may be used to reduce demand during peak periods. The Company's ongoing long-term capital investment program for the Tarboro facility includes the purchase of new equipment, the reconditioning and refurbishing of machines and tools, and the rearrangement of production flows in order to optimize worker efficiency and plant capacity. The Company invested approximately $4.2 million in the Tarboro facility in 1996. Management believes these steps will ultimately yield additional manufacturing efficiencies and cost savings. However, recoupment of the Company's expenditures on this modernization program will require more than one year, and no assurance can be given as to the timing of or the Company's ability to achieve any level of utilization or increased productivity. The timing and extent of any future investments in the Tarboro facility will depend to a significant extent upon the availability of additional capital resources and the Company's business strategy. See "Recent Developments."

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

               The Company manufactures its products chiefly from plastic resins. The Company purchases certain plastic and non-plastic component parts and accessories from various sources, including several located in Asia. Products are assembled, painted, decorated and packaged at the Company's facilities and stored there for shipment.

               FOREIGN

               The Company sources products from various manufacturers in the Far East through its facilities in Hong Kong. Approximately 40 manufacturers are utilized for this purpose, with over 98% of this production taking place in China. The Company' owns most of the tooling used in manufacturing its toys. Items sourced by the Company in the Far East generally are sold under letters of credit to U.S. and international customers. However, approximately 22% of the Company's foreign production (based on cost) is sold in inter-company transactions to Empire in the United States which in turn sells it to U.S. customers.

               The inability to obtain its products from foreign manufacturers because of trade restrictions, work stoppages or otherwise, or a material rise in tariffs, could have a material adverse effect upon the Company's business, financial condition and results of operations.

          RAW MATERIALS

               The   basic  raw   materials  used   by   the  Company   are
          petrochemical resin derivatives such as high density polyethylene and high impact polystyrene. Petrochemical plastic resin derivatives were the single largest raw material component in cost of goods sold in 1996. Costs of petrochemical derivatives are affected by demand and supply as well as the value of the United States dollar in relation to foreign currencies, and have been subject to volatility in recent years. There can be no assurance as to the timing or extent to which the Company will be able to pass on any raw material price increases to its customers. Due to the time lag between the purchase of raw materials and the sale of finished goods, results of operations may be only partially affected in the period in which such prices change. The Company does not enter into any hedging or similar transactions with respect to its raw materials.

               In 1996, the Company obtained approximately 54% of its petrochemical derivatives from two major domestic chemical companies and the balance from several other sources. The Company generally does not have long-term supply contracts. The Company believes that an adequate supply of petrochemical derivatives is available from existing and alternate suppliers. There can be no assurance, however, that there will not be disruptions in the availability of such supply. The other materials necessary to the various aspects of the Company's business are generally available in the marketplace from numerous suppliers.

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

          REGULATION

               The Company's toys are subject to the provisions of the Consumer Product Safety Act, the Federal Hazardous Substances Act (including the Federal Child Protection and Toy Safety Act of
          1969) and the Flammable Fabrics Act, and the regulations promulgated thereunder. The Consumer Product Safety Act and the Federal Hazardous Substances Act enable the Consumer Product Safety Commission ("CPSC") to exclude from the market consumer products that fail to comply with applicable product safety regulations or otherwise create a substantial risk of injury, and articles that contain excessive amounts of a banned hazardous substance. The Flammable Fabrics Act enables the CPSC to regulate and enforce flammability standards for fabrics used in consumer products.

               In addition, the Company may be required to give public notice of any hazardous or defective products and to repair, replace or repurchase any such products previously sold. The Company is also required to report to the CPSC any information which reasonably supports the conclusion that any of its products may be defective or entail a substantial risk of injury to the public. The Company is also subject to various state, local and foreign laws designed to protect children from hazardous or potentially hazardous products. If any of the Company s products materially contributing to its dollar volume of sales were found to be hazardous to the public health and safety or to contain a defect which created a risk of injury to the public, it could have a material adverse effect on the Company's business, financial condition and results of operations.

                     The CPSC has recently requested that the Company provide it with information regarding specified products. The Company does not believe that these products are defective, or that any repair, replacement or repurchase will be required. If, however, products contributing materially to the Company s dollar volume of sales were to require repair, replacement or repurchase, the Company s business, financial condition and results of operations could be materially adversely affected.

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

          TRADEMARKS AND PATENTS

               The Company believes that selective use of patent, copyright and trademark protection is significant in protecting the Company's rights in its products and establishing product recognition. The Company has registered more than 60 trademarks in the U.S., including Big Wheel(R), Crocodile Mile(R), Zig Zag Zoom(R), Grand Champions(R), Power Drivers(R) and Buddy L(R), and owns approximately 30 U.S. patents, including several relating to features of its Crocodile Mile(R) water slides. Other U.S. trademark and patent applications are pending. The Company has also sought and obtained trademark protection with respect to certain of its product lines in selected countries outside of the United States in which such products are sold.

          EMPLOYEES

               At January 20, 1997, the Company had approximately 600 employees in the United States approximately 100 of whom were salaried, and approximately 40 employees in Hong Kong and China. This represents a significant reduction in both full-time and temporary employees from December 1996 levels reflecting the seasonality of the Company's business and a reduction in the Company's permanent work force. If required by the Company's future operations, the Company believes it could supplement its work force through the recall of hourly production employees and the hiring of temporary employees. Two employees of the Company who work in the Company's button, buckle and novelty item business are covered by a collective bargaining agreement which expires on September 30, 1997. The Company is seeking to effect a sale of such button, buckle and novelty item business. There can be no assurance as to the timing, terms or consummation of any such sale transaction. The Company generally considers its employee relations to be good.

          OTHER

               The Company also manufactures and sells apparel buttons, buckles and novelty items for use in the garment industry. While the Company is seeking to effect a sale of such button, buckle and novelty item business, there can be no assurance as to the timing, terms or consummation of any such sale transaction.

          FORWARD-LOOKING INFORMATION MAY PROVE INACCURATE

               This Annual Report contains various forward-looking statements and information, including under the caption "Recent Developments," that are based on management's beliefs as well as assumptions made by and information currently available to management, including statements regarding future economic performance and financial condition, liquidity and capital resources and management's plans and objectives. When used in this document, the words "expect," "anticipate," "estimate," "believe," and similar expressions are intended to identify forward-looking statements. Such statements are subject to various risks and uncertainties which could cause actual results to vary materially from those stated. Should one or more of these risks or uncertainties materialize or should underlying assumptions prove incorrect actual results may vary materially from those anticipated, estimated, expected or projected. Such risks and uncertainties include the Company's ability to close the proposed transaction described above under "Recent Developments," manage inventory production and costs, to meet potential increases or decreases in demand, potential adverse customer impact due to delivery delays including effects on existing and future orders, competitive practices in the toy and decorative holiday products industries, changing consumer preferences and risks associated with consumer acceptance of new product introductions, potential increases in raw material prices, potential delays or production problems associated with foreign sourcing of production and the impact of pricing policies including providing discounts and allowances, reliance on key customers, the seasonality of the Company's business, the ability of the Company to meet existing financial obligations in the event of adverse industry or other developments, and the Company's ability to obtain additional capital to fund future commitments and operations. Certain of these as well as other risks and uncertainties are described in more detail in the Company's Registration Statement on Form S-1 filed under the Securities Act of 1933, Registration No. 333-4440. The Company undertakes no obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

          ITEM 2.   PROPERTIES.

                                   BUSINESS            GENERAL CHARACTER
          LOCATION              USING PREMISES        AND USE OF PROPERTY
          --------              --------------        -------------------

          OWNED:<F1>

          Tarboro, NC            Toy & Holiday        1,200,000 sq. ft. of
                                 Business             factory, warehouse
                                                      and office space

          Tarboro, NC            Toy Business/        24,000 sq. ft. of
                                 Button               factory space

          LEASED:

          Gloversville, NY<F5>   Toy Business         636,000 sq. ft. of
                                                      warehouse and factory
                                                      space

          New York, NY           Toy & Holiday        29,000 sq. ft. of
                                 Business             showroom space<F4>

          Delray Beach, FL       Executive Offices    16,000 sq. ft. office
                                                      space

          Hong Kong              Toy Business         2,600 sq. ft. office
                                                      space

          Hong Kong              Toy Business         1,200 sq. ft.
                                                      showroom

          Hong Kong              Toy Business         Warehouse space

          New York, NY           <F3>                 3,500 sq. ft.
                                                      showroom

          New York, NY           Toy Business/        3,000 sq. ft. sales
                                 Buttons              and distribution
                                                      facility

          St. Louis, MO          <F2>                 100,000 sq. ft.
                                                      warehouse space

          <F1>
          The real property owned by the Company is subject to liens in favor of its senior lenders.

          <F2>
          Marchon leased this property from an affiliate of a director. This facility has not been occupied by the Company since Marchon moved operations to the main Tarboro plant in the first quarter of 1995. There is currently a dispute between the Company and the landlord regarding the lease and there can be no assurance that the Company will not be obligated for the lease payments.

          <F3>
          This location is vacant.

          <F4>
          Approximately 11,000 square feet of the location is sub-leased.

          <F5>
          The lease on this location was terminated in February 1997.


               In  the  opinion  of   management,  the  Company's   various
          properties used in operations are generally in good condition and adequate for the purposes for which they are utilized.

          ITEM 3.   LEGAL PROCEEDINGS.

               INTELLECTUAL PROPERTY LITIGATION. George Delaney and Rehkemper I.D., Inc. v. Marchon, Inc., is an action pending in the Circuit Court of Cook County, Illinois, which was commenced on December 3, 1990, arising from a business arrangement between the plaintiffs and Marchon, alleging an interest in one of Marchon's products. On November 22, 1991, the trial court judge issued an opinion and dismissed plaintiff's complaint with prejudice. Plaintiffs appealed and, on September 23, 1993, the Appellate Court reversed the dismissal and remanded the case for further proceedings. The plaintiffs have received permission from the court to file an amended complaint against the Company. Although the Company believes it has meritorious defenses against the complaint when filed, the Company is unable at this time to determine the extent of its financial exposure.

               On  August 4, 1992,  a patent infringement  action was filed against Marchon and Toys "R" Us, entitled Dennis Merino v. Marchon, Inc. Damages were originally determined by the jury to be $175,802. Subsequently, the Court overturned the jury verdict in part. The Court then entered an amended judgment, which included prejudgment interest in the amount of $33,472; damages in the amount of $112,956; Merino's expenses, which were eventually found to be $39,336; and an injunction against the manufacture, use or sale in the United States of Marchon s Surf City and Super Surf Slide Waterslides or any waterslides merely colorably different therefrom, by Marchon and Toys "R" Us. On June 3, 1994, Merino filed a Notice of Appeal on the issues of whether Marchon's Crocodile Mile(R) and Super Crocodile Mile(R) waterslides infringe plaintiff s patent. On June 17, 1994, Marchon cross-appealed on the issues of invalidity, patent non-use, non-infringement of the Surf City and Super Surf Slide waterslides and the scope of the injunction. On August 5, 1994, the court entered an order granting Marchon a stay of enforcement of the judgment pending appeal. Empire's present and past Crocodile Mile(R) waterslides were found non-infringing, and the two products alleged to be infringing are no longer marketed. On January 16, 1996, the U.S. Court of Appeals affirmed the lower court's finding. In August 1996, the Company paid Merino $198,767 in full satisfaction of the amended judgment.

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

               The Company may be subject to various other potential environmental claims by the EPA and state environmental regulatory authorities with respect to other sites. Other than the Keystone Sanitation matter, neither the EPA nor any state environmental regulatory authorities have initiated or threatened litigation regarding any of these sites to date. It is the Company s policy to accrue remediation costs when it is probable that such costs will be incurred and when they can be reasonably estimated. As of December 31, 1996, the Company had reserves for environmental liabilities of approximately $500,000. Estimates of costs of future remediation are necessarily imprecise due to, among other things, the allocation of costs among potentially responsible parties. Although it is possible that additional environmental liability related to these matters could result in amounts that could be material to the Company s business, financial position and results of operations, a reasonably possible range of such amounts cannot presently be estimated.

               PRODUCT LIABILITY MATTERS. Due to the nature of its business, the Company at any particular time is a defendant in a number of product liability lawsuits involving personal injury allegedly related to the Company's products. Many of these claims allege damages for injuries suffered from the use of the Company s products. Typical product liability claims might include allegations of failure to warn, design defects or defects in the manufacturing process. While the Company maintains product liability insurance, no assurance can be given that such insurance will cover all such product liability claims, that an insurer will seek to deny or limit coverage or that an insurer will be solvent at the time of any covered loss. Further, there can be no assurance that the Company will be able to obtain insurance coverage at acceptable levels, costs and coverages in the future. Successful assertion against the Company of one or a series of large uninsured claims, or of one or a series of claims exceeding any insurance coverage, could have a material adverse effect on the Company's business, financial condition and results of operations. It is also likely that, due to deductible and self-retention levels under the Company's insurance policies, the assertion in any given year of a large number of claims against the Company could have a similar effect on the Company.

               TAX MATTERS.   On  November 13,  1996, the  Internal Revenue
          Service ("IRS") issued the Company a notice of an asserted income tax deficiency in the amount of $1.3 million. The alleged deficiency relates to the taxable year ended December 31, 1993 and involves the disallowance of deductions for officers' compensation, country club dues and a state intangible tax paid by Empire on behalf of two former officers. The Company filed a petition in U.S. Tax Court on February 7, 1997 asking for a redetermination of the asserted deficiency. After the IRS files its answer in the case, the case will be forwarded to the Appeals division of the IRS. Although the Company intends to vigorously contest the proposed tax deficiency, it is not possible to determine the outcome of this dispute at this time.

               CERTAIN OTHER  MATTERS.  Marvin  Smollar, a director  of the
          Company, is the defendant in a separate suit filed by the Company in January 1997 which seeks to enforce a certain guarantee by Mr. Smollar of debt owed to the Company by 555 Corporate Woods Parkway, Inc. Mr. Smollar has denied the allegations in the Company's complaint. On February 24, 1997, Mr. Smollar commenced an action in the Circuit Court of Palm Beach County, Florida captioned Marvin Smollar v. Empire of Carolina, Inc. claiming (a) breach of his employment agreement, (b) breach of a Marchon phantom stock plan agreement and (c) breach of an oral agreement to pay relocation expenses, and seeking injunctive relief enjoining the Executive Committee of the Board of Directors from taking certain actions. Mr. Smollar's claims arise in part from his termination as President and Chief Operating Officer of the Company in January 1997. The complaint seeks unspecified damages in excess of $1 million in respect of his employment agreement, certain amounts alleged to be owed by reason of such stock plan and relocation expenses, and an injunction prohibiting the Company from utilizing the Executive Committee in certain circumstances. The Company has not yet filed its response to such complaint. The Company believes that it has meritorious defenses against Mr. Smollar's claims and intends to contest such allegations.

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

               None.

                                     PART II

          ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.


               The common  stock of the  Company, par value $.10  per share
          ("Common Stock"), is listed on  the American Stock Exchange under
          the symbol EMP.   The following table sets  forth, for the fiscal
          quarters indicated, the  high and low sale prices  for the Common
          Stock on the American Stock Exchange.


          Quarter                 1996                    1995
          -------         -------------------      ------------------
                           High         Low         High         Low
                         ------       ------       ------       ------
          1st            $12.25       $ 6.88       $12.88       $6.50
          2nd             15.00        11.88        12.13        8.50
          3rd             12.13         3.56        11.50        7.88
          4th              6.81         3.75         9.75        6.00


               As of March 14, 1997, the number of holders of record of Common Stock was approximately 2,000.

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

          ITEM 6.   SELECTED FINANCIAL DATA.

               Information with respect to this item will be included in an amendment to this Annual Report on Form 10-K filed with the Commission no later than April 15, 1997 in accordance with Rule 12b-25 under the Securities Exchange Act of 1934, as amended.

          ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

               Information with respect to this item will be included in an amendment to this Annual Report on Form 10-K filed with the Commission no later than April 15, 1997 in accordance with Rule 12b-25 under the Securities Exchange Act of 1934, as amended.

          ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

               Information with respect to this item will be included in an amendment to this Annual Report on Form 10-K filed with the Commission no later than April 15, 1997 in accordance with Rule 12b-25 under the Securities Exchange Act of 1934, as amended.

          ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

               None.


                                   *      *      *

               The information with respect to Items 6, 7 and 8 (including related exhibits and schedules) of Part II of this Annual Report on Form 10-K are the subject of a Form 12b-25 dated March 31, 1996 filed by the Company with the Commission, which filing is hereby incorporated by reference. The information set forth herein should be read in conjunction with the financial and other information responsive to Items 6 through 8 (including related exhibits and schedules) of Form 10-K, which the Company has undertaken to file with the Commission as soon as reasonably practicable and no later than April 15, 1997.

                                       PART III

          ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

               Information with respect to this item will be set forth or incorporated by reference in an amendment to this Annual Report on Form 10-K filed with the Commission no later than April 30, 1997.

          ITEM 11.  EXECUTIVE COMPENSATION.

               Information with respect to this item will be set forth or incorporated by reference in an amendment to this Annual Report on Form 10-K filed with the Commission no later than April 30, 1997.

          ITEM 12.  SECURITY  OWNERSHIP OF  CERTAIN  BENEFICIAL OWNERS  AND
                    MANAGEMENT.

               Information with respect to this item will be set forth or incorporated by reference in an amendment to this Annual Report on Form 10-K filed with the Commission no later than April 30, 1997.

          ITEM 13.  CERTAIN RELATIONSHIPS AND TRANSACTIONS.

               Information with respect to this item will be set forth or incorporated by reference in an amendment to this Annual Report on Form 10-K filed with the Commission no later than April 30, 1997.

                                       PART IV

          ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 10-K.

          (a)  Documents filed as a part of this Report.

               (1) Financial Statements. Information with respect to this item will be included in an amendment to this Annual Report on Form 10-K filed with the Commission no later than April 15, 1997 in accordance with Rule 12b-25 under the Securities Exchange Act of 1934, as amended.

               (2) Financial Statement Schedules. Information with respect to this item will be included in an amendment to this Annual Report on Form 10-K filed with the Commission no later than April 15, 1997 in accordance with Rule 12b-25 under the Securities Exchange Act of 1934, as amended.

               (3)  Exhibits filed as part of this Report:


          EXHIBIT
          NO.                        DESCRIPTION
          -------                    -----------

          2.1 Stock Purchase Agreement, dated July 29, 1988, by and among Clabir, Clabir Corporation (California), HMW
                    Industries, Inc. and Olin Corporation.<F2>

          2.2       Agreement and Plan of Merger, dated as of November  14,
                    1989,  between AmBrit,  Inc. ("AmBrit")  and  Empire of
                    Carolina, Inc. (the "Company"), including amendment thereto, dated as of December 4, 1989.<F3>

          2.3       Agreement  and Plan of Merger, dated as of November 14,
                    1989,  by  and among  the  Company, Clabir  Corporation
                    ("Clabir") and CLR Corporation, including amendment thereto, dated as of December 4, 1989.<F3>

          2.4       Sale  and Purchase  Agreement between  the Company  and
                    Cargill, Incorporated, dated September 30, 1992.<F5>

          2.5       Purchase Agreement  among Conopco,  Inc., the  Company,
                    The Isaly Klondike  Company, Inc.,  The Isaly  Company,
                    Popsicle Industries,  Ltd., Ice  Cream Novelties,  Inc.
                    and Smith & O'Flaherty Limited, dated as of January 27,
                    1993.<F7>

          2.6       Agreement and Plan of Reorganization, dated October 13,
                    1994,   by  and  among   the  Company,   Marchon,  Inc.
                    ("Marchon") and the stockholders of Marchon.<F9>

          2.7       Amended  and  Restated  Asset  Purchase Agreement  (the
                    "Asset Purchase Agreement") dated as of May 19, 1995 by
                    and  among   the  Company,  Buddy L   Inc.,  Debtor-in-
                    Possession  ("Buddy L") and Buddy L (Hong Kong) Limited
                    ("BLHK").<F14>

          2.8       Agreement  dated  June  2,  1995  amending  the   Asset
                    Purchase  Agreement, by and among the Company and Buddy
                    L and acknowledged and agreed to by BLHK.<F4>

          2.9 Second Amendment dated June 30, 1995 further amending the Asset Purchase Agreement.<F4>

          2.10      Third Amendment dated July 7, 1995 further amending the
                    Asset Purchase Agreement.<F4>

          2.11      Agreement dated August 31, 1995, among the Company, CLR
                    Corporation, Clabir  Corporation, Olin  Corporation and
                    General Defense Corporation.<F16>

          3.1       Restated   Certificate   of    Incorporation   of   the
                    Company.<F4>

          3.2       First    Amendment   to    Restated   Certificate    of
                    Incorporation of the Company.

          3.3       Amended and Restated By-Laws of the Company.<F13>

          3.4       Certificate  of  Designation  of the  Series  B  Junior
                    Participating Preferred Stock <F18>

          4.1       Form of specimen certificate representing the Company's
                    Common Stock.<F1>

          4.2       Excerpts  from the  Company s  amended By-Laws  and the
                    Company's   Restated   Certificate   of   Incorporation
                    relating to rights  of holders of the  Company s Common
                    Stock.<F4>

          4.3       Form of 9% Convertible  Debentures, issued December 22,
                    1994.<F12>

          4.4 Form of Warrant Certificate of purchase common stock of the Company, issued December 22, 1994.<F10>

          4.5       Rights  Agreement, dated  as  of  September  11,  1996,
                    between Empire  of  Carolina, Inc.  and American  Stock
                    Transfer  &  Trust  Company   as  Rights  Agent,  which
                    includes  (i)   as  Exhibit A  thereto   the  form   of
                    Certificate  of  Designation  of the  Series  B  Junior
                    Participating  Preferred  Stock,   (ii)  as  Exhibit  B
                    thereto  the  form   of  Right  certificate   (separate
                    certificates  for the Rights  will not be  issued until
                    after the  Distribution Date)  and (iii)  as Exhibit  C
                    thereto    the    Summary   of    Stockholder    Rights
                    Agreement.<F18>

          9.1 Voting Agreement, dated September 30, 1994, by and between Halco Industries, Inc. ("Halco") and Steven
                    Geller.<F9>

          10.1      Empire Industries,  Inc.  ("EII")  Incentive  Plan  for
                    1993. <F6>

          10.2      Corporate Incentive Plan for 1993.<F6>

          10.3      Stock Option  Agreement, dated  July 15,  1994, between
                    Steven Geller and the Halperin Group.<F9>

          10.4 Stock Option Agreement, dated July 18, 1994, between the Company and Steven Geller.<F8>

          10.5 Stock Option Agreement, dated July 18, 1994, between the Company and Neil Saul.<F8>

          10.6      Amended  and Restated  1994 Stock  Option  Plan of  the
                    Company.<F13>

          10.7      Empire of Carolina, Inc.  1996 Outside Directors  Stock
                    Option Plan.<F19>

          10.8      Empire of  Carolina, Inc. 1996  Employee Stock Purchase
                    Plan.<F19>

          10.9 Employment Agreement, dated July 15, 1994, by and among the Company, EII and Steven Geller.<F8>

          10.10 Employment Agreement, dated July 15, 1994, by and among the Company, EII and Neil Saul.<F8>

          10.11 Employment Agreement, dated October 13, 1994, between the Company and Marvin Smollar.<F9>

          10.12     Settlement   and   Termination  Agreement   with   Neil
                    Saul.<F16>

          10.13     Stock Purchase  Agreement, dated  July 15,  1994, among
                    Steven Geller, Maurice A. Halperin, individually and as
                    custodian  for  the  benefit  of  Lauren  Halperin  and
                    Heather Halperin,  Carol A. Minkin, individually and as
                    custodian  for the benefit of Joshua Minkin and Rebecca
                    Minkin,   and  Halco   (the   Halperins  and   Minkins,
                    collectively, the "Halperin Group").<F9>

          10.14 Redemption Agreement, dated September 30, 1994, between the Company and the Halperin Group.<F12>

          10.15 Omnibus Agreement, dated September 30, 1994, by and among the Halperin Group, Steven Geller, the Company and EII.<F9>

          10.16 Stockholders' Agreement, dated October 13, 1994, by and among Steven Geller, Marvin Smollar and Neil Saul.<F9>

          10.17 Investor s Rights Agreement, dated October 13, 1994, by and among the Company, Marvin Smollar, Kar Ye Yeung,
                    Tyler Bulkley and Harvey Katz.<F9>

          10.18     Stockholders' Agreement  dated October 13,  1994, among
                    Steven Geller, Marvin Smollar and Neil Saul.<F9>

          10.19     Debenture Purchase  Agreement, dated as  of December 2,
                    1994,  among  the  Company, WPG  Corporate  Development
                    Associates  IV  (Overseas), Ltd.,  Westpool  Investment
                    Trust PLC,  Glenbrook Partners, L.P.,  Eugene Matalene,
                    Jr., Richard Hockman, Weiss, Peck & Greer, as Trustee under Nora E. Kerppola IRA, Peter B. Pfister and Weiss,
                    Peck & Greer, as Trustee under Craig S. Whiting IRA and
                    WPG Corporate Development Associates IV, L.P. (all of such parties, other than the Company, collectively, the "WPG Group").<F11>

          10.20     Registration Rights Agreement, dated as of December 22,
                    1994,   by  and  between   the  Company  and   the  WPG
                    Group.<F11>

          10.21     Shareholders' Agreement,  dated December  22, 1994,  by
                    and  among the  WPG Group,  Steven  Geller, Neil  Saul,
                    Marvin   Smollar   and    Champ   Enterprises   Limited
                    Partnership.<F11>

          10.22     Stock  Purchase Agreement,  dated  as  of December  22,
                    1994, between  WPG Corporate Development  Associates IV
                    (Overseas), Ltd. and Steven Geller.<F11>

          10.23 Asset Purchase Agreement, dated as of March 3, 1995, by and among the Company, Buddy L Inc. and Buddy L (Hong
                    Kong) Limited.<F12>

          10.24 Bid Protection Agreement, dated as of March 3, 1995, between the Company and Buddy L Inc.<F12>

          10.25     Assignment and Assumption  Agreement dated  as of  June
                    21, 1995 between the Company and EAC.<F4>

          10.26 Assignment dated as of May 22, 1995 between the Company and Carnichi Limited.<F4>

          10.27     Lease dated July 7, 1995 between Buddy L and EAC.<F4>

          10.28     Access Agreement dated as of July 7, 1995 between Buddy
                    L, BLHK, SLM, and Buddy L Canada Inc., and EAC.<F4>

          10.29     Assignment and Assumption of Lease  dated as of July 7,
                    1995 between Buddy L and EAC.<F4>

          10.30     Form of  Subscription Agreement executed  in connection
                    with subscription  of Common Stock and  Preferred Stock
                    by WPG Corporate Development  Associates IV (Overseas),
                    L.P.,   Westpool   Investment  Trust   PLC,   Glenbrook
                    Partners,   L.P.,   and   WPG   Corporate   Development
                    Associates IV, L.P.<F4>

          10.31     Shareholders'  agreement   ("Shareholders'  Agreement")
                    dated December 22, 1994 among WPG Corporate Development
                    Associates   IV,   L.P.,  WPG   Corporate   Development
                    Associates IV (Overseas), Ltd., Weiss, Peck & Greer, as
                    Trustee  of Craig S. Whiting IRA, Peter Pfister, Weiss,
                    Peck &  Greer,  as  Trustee  of Nora  E.  Kerppola  IRA
                    Westpool Investment Trust,  PLC, Glenbrook Partners, L.
                    P., Steve Geller,  Neil Saul, Marvin Smollar  and Champ
                    Enterprises Limited Partnership.<F15>

          10.32     Amendment No. 1  to Shareholders Agreement dated  as of
                    April  10,   1995  among   WPG  Corporate   Development
                    Associates   IV,   L.P.,  WPG   Corporate   Development
                    Associates   IV   (Overseas),  Ltd.,   as   the  exempt
                    transferee of  WPG Corporate Development  Associates IV
                    (Overseas),   Ltd.,  certain   persons  identified   on
                    Schedule  I of  Amendment No.  1  to the  Shareholders'
                    Agreement, Steven  E. Geller  ("Geller"), Neil  B. Saul
                    ("Saul") and  The Autumn  Glory Trust,  a Cook  Islands
                    Registered   International  Trust   ("Trust")  as   the
                    permitted  transferee  of   Champ  Enterprises  Limited
                    Partnership.

          10.33     Amendment No. 2  to Shareholders Agreement dated  as of
                    June   29,  1995   among   WPG  Corporate   Development
                    Associates   IV,   L.P.,  WPG   Corporate   Development
                    Associates   IV  (Overseas),   Ltd.,   as  the   exempt
                    transferee of  WPG Corporate Development  Associates IV
                    (Overseas),   Ltd.,  certain   persons  identified   on
                    Schedule  I of  Amendment No.  2  to the  Shareholders'
                    Agreement, Steven  E. Geller ("Geller"),  Neil B.  Saul
                    ("Saul") and  The Autumn  Glory Trust,  a Cook  Islands
                    Registered   International  Trust   ("Trust")  as   the
                    permitted  transferee  of   Champ  Enterprises  Limited
                    Partnership.<F4>

          10.34     Registration  Rights  Agreement  ("Registration  Rights
                    Agreement")  dated  as  of  December 22,  1994  by  and
                    between  Empire   of  Carolina,  Inc.,   WPG  Corporate
                    Development   Associates   IV,  L.P.,   WPG   Corporate
                    Development Associates IV (Overseas),  Ltd., Weiss Peck
                    &  Greer, as Trustee under Craig  Whiting IRA, Peter B.
                    Pfister, Weiss,  Peck &  Greer, as  Trustee under  Nora
                    Kerppola  IRA,  Westpool   Investment  Trust  PLC   and
                    Glenbrook Partners, L. P.<F15>

          10.35     Amendment No. 1 to Registration Rights Agreement.<F4>

          10.36     Loan  and Security Agreement dated May 29, 1996 between
                    LaSalle  National   Bank  ("LaSalle"),   BT  Commercial
                    Corporation  ("BTCC")   and  EII,  with   exhibits  and
                    security instruments.<F17>

          10.37     First Amendment  to Loan  and Security Agreement  among
                    LaSalle, BTCC, Congress Financial Corporation (Central) and EII, with exhibits.<F20>

          10.38     Consent  and  Second  Amendment to  Loan  and  Security
                    Agreement  among  LaSalle,   BTCC,  Congress  Financial
                    Corporation (Central) and EII.<F21>

          11*       Statement re Computation of per Share Earnings

          21        Subsidiaries of the Company.<F17>

          23.1*     Consent of Deloitte & Touche LLP

          27*       Financial Data Schedule

          99        Press Release dated March 31, 1997

          *    To be filed by amendment

          <FN1>
          Previously filed as an exhibit to the Company's Registration Statement on Form S-1 (File No. 2-73208), dated July 13, 1981 and incorporated by reference.

          <FN2>
          Previously filed as an exhibit to Clabir's Current Report on Form 8-K, dated December 23, 1988 (File No. 1-7769) and incorporated by reference.

          <FN3>
          Previously filed as an exhibit to the Company's Registration Statement on Form S-4 (File No. 33-32186), dated November 17, 1989 and incorporated by reference.

          <FN4>
          Previously filed as an Exhibit to the Company's Current Report on Form 8-K dated July 21, 1995, and incorporated by reference.

          <FN5>
          Previously filed as an exhibit to the Company's Current Report on Form 8-K, dated October 6, 1992 and incorporated by reference.

          <FN6>
          Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1992 and incorporated by reference.

          <FN7>
          Previously filed as an exhibit to the Company's Current Report on Form 8-K, dated February 1, 1993 and incorporated by reference.

          <FN8>
          Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994 and incorporated by reference.

          <FN9>
          Previously filed as an exhibit to the Company's Current Report on Form 8-K for September 30, 1994 and incorporated by reference.

          <FN10>
          Previously filed as an exhibit to the Company's Current Report on Form 8-K for December 22, 1994 and incorporated by reference.

          <FN11>
          Previously filed as an exhibit to Amendment No. 1 to Schedule 13D filed by the WPG Group, dated December 23, 1994 and incorporated by reference.

          <FN12>
          Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1994 and incorporated by reference.

          <FN13>
          Previously filed as an exhibit to Amendment No. 1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994 and incorporated by reference.

          <FN14>
          Previously filed as an exhibit to the Company's Current Report on Form 8-K for May 19, 1995 and incorporated by reference.

          <FN15>
          Previously filed as an exhibit to Amendment No. 1 to Schedule 13D filed by WPG Corporate Development Associates IV, L.P., WPG Private Equity Partners, L. P., WPG Corporate Development Associates IV (Overseas), L.P., WPG Private Equity Partners (Overseas), L.P., Steven Hutchinson, Wesley Lang, Peter Pfister, Craig Whiting, Nora Kerppola, Glenbrook Partners, L.P., Prim Ventures, Inc., Westpool Investment Trust PLC and Weiss, Peck & Greer with the Securities and Exchange Commission on December 23, 1994, and incorporated by reference.

          <FN16>
          Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated by reference herein.

          <FN17>
          Previously filed as an exhibit to the Company's Registration Statement on Form S-1 for (Reg. No. 333-4440) declared effective by the Commission on June 25, 1996 and incorporated by reference herein.

          <FN18>
          Previously filed as an exhibit to the Company's Current Report on Form 8-K for September 12, 1996 and hereby incorporated by reference.

          <FN19>
          Previously filed as an appendix to the Company's definitive Proxy Statement filed with the Commission on August 27, 1996 and incorporated by reference herein.

          <FN20>
          Previously filed as an exhibit to the Company's Current Report on Form 8-K for December 11, 1996 and hereby incorporated by reference.

          <FN21>
          Previously filed as an exhibit to the Company's Current Report on Form 8-K for February 7, 1997 and hereby incorporated by reference.

          (b) The following reports on Form 8-K have been filed by the Company during the last quarter of the period covered by this report:

                    Form 8-K filed December 11, 1996 (filing the First Amendment to Loan and Security Agreement among LaSalle National Bank, BT Commercial Corporation, Congress Financial Corporation (Central) and Empire Industries, Inc., with exhibits)

          (c)  The   exhibits  to  this  Form  10-K  appear  following  the
               Signature Page of this Form 10-K.

          (d) Information with respect to this item will be included in an amendment to this Annual Report on Form 10-K filed with the Commission no later than April 15, 1997 in accordance with Rule 12b-25 under the Securities Exchange Act of 1934, as amended.

                                      SIGNATURES

               Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Empire of Carolina, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 31, 1997.

                                        EMPIRE OF CAROLINA, INC.

                                        By:   /s/ Steven Geller
                                             Chairman of the Board
                                             and Chief Executive Officer

               Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


          /s/  Steven Geller            Chairman of the     March 31, 1997
          Steven Geller                 Board of Directors
                                        and Chief Executive
                                        Officer (Principal
                                        Executive Officer)


          /s/ Jeffrey Currier           Executive Vice      March 31, 1997
          Jeffrey Currier               President and Chief
                                        Financial Officer
                                        (Principal Financial
                                        and Accounting Officer)

          /s/  Marvin Smollar           Director            March 31, 1997
          Marvin Smollar

          /s/ Steven N. Hutchinson      Director            March 31, 1997
          Steven N. Hutchinson

          /s/ Eugene Matalene           Director            March 31, 1997
          Eugene Matalene

          Peter Pfister                 Director


                                  INDEX TO EXHIBITS

               The following exhibits are attached hereto.



          3.2       First    Amendment   to    Restated   Certificate    of
                    Incorporation of the Company.
          99        Press Release dated March 31, 1997

