Form 10-K/A
period 1996-12-31
EMPIRE OF CAROLINA INC
filed 1997-04-10
CIK 312840

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-K/A

                                 AMENDMENT NO. 1

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


         The aggregate market value of the voting stock held by non-affiliates of the Registrant, as of March 14, 1997, was $15,420,888 (assuming solely for the purpose of this calculation that all directors and officers of the Registrant are "affiliates").


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

         The $21.0 million charge is comprised of restructuring charges, nonrecurring inventory charges and the write down of certain intangible assets. The restructuring charge includes costs resulting from the shutdown of the Buddy L facility in Gloversville, New York, costs related to staff reductions and other related costs. The non-recurring inventory charge results from the previously disclosed difficulties encountered during the second half of 1996. The remaining charges are the result of the Company's decision to change the mix of its product lines. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Notes to Consolidated Financial Statements.

         PROPOSED PRIVATE INVESTMENT

         The Company continues to experience the significant cash flow difficulties previously disclosed, and management believes that without a significant capital infusion, either by completing the transaction described below, or an alternative transaction, the Company's cash resources will not be sufficient to fund continued operations. As previously announced, Empire is required under the terms of its amended senior credit agreement to receive an equity contribution of at least $6 million by April 30, 1997 and has engaged investment bankers to secure the additional financing required by the Company and to evaluate strategic alternatives for enhancing stockholder value.


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

         The Company has entered into a non-binding letter of intent with EDT Toys, L.L.C. ("EDT"), a subsidiary of Knowledge Universe, L.L.C. (formerly known as Education Technology, L.L.C.), who proposes to invest $50 million by purchasing from the Company $20 million of exchangeable convertible preferred stock and $30 million principal amount of seven-year, 10% senior convertible debentures. The preferred stock and debentures would be convertible into common stock at a conversion price of $3.25 per share, the trading price of the Company's common stock on the date on which management and EDT established the terms of the letter of intent. Upon consummation of the transaction EDT would own securities convertible into a substantial majority of the Company's outstanding stock and would have immediate control of the Board. The Company has also agreed, subject to the Board's ability to satisfy its fiduciary duties, to a "no shop" provision which expires on April 13, 1997. In the event that the Company breaches that provision or enters into a definitive agreement with the proposed investor and elects not to complete the transaction, the Company would pay a breakup fee of $2.5 million.

         Knowledge Universe is a Los Angeles based company with interests in education companies and corporate employee training and vocational training and staffing companies. The president of Knowledge Universe, Tom Kalinske, previously served as Chief Executive Officer of SEGA of the Americas, President of Universal Matchbox Group and President and Chief Executive Officer of Mattel, Inc. Pursuant to the terms of the proposed transaction, Mr. Kalinske would be elected Chairman of the Board of the Company and will manage the day to day operations of the Company along with Steven Geller, the current Chairman and Chief Executive Officer.

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

         The proposal is subject to substantial conditions, including the satisfactory completion by the investor of its due diligence and the negotiation and execution of a mutually satisfactory definitive agreement. There can be no assurance that the proposed transaction will be consummated or, if consummated, that it will be on the terms and conditions described above, or as to the timing or impact on the Company of consummating the proposed transaction. In the event that the proposed transaction is not consummated, there can be no assurance that the Company will obtain the $6 million of additional financing required by the December 6, 1996 amendment to its senior loan agreement. The failure to receive additional financing may have a material adverse effect on the Company's business, financial condition and results of operations. This summary of the proposed transaction contains various forward-looking statements and information that are based on management's beliefs as well as assumptions made by and information currently available to management. Such statements are subject to various risks and uncertainties, including those described in this paragraph and under the caption "Forward Looking Information May Prove Inaccurate" below, which could cause actual results to vary materially from those stated. Reference is made to the press releases filed as Exhibits 99.1 and 99.2 to this Form 10-K, which press releases are incorporated by reference herein. See also "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Notes to Consolidated Financial Statements.


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

         RIDE-ONS

         Big Wheel(R), an internationally recognized branded product, is a three-wheeled, pedal-driven ride-on targeted to appeal to children seven and under and has been marketed in the United States since 1970. Big Wheels(R) are manufactured in a variety of sizes and designs. Power Drivers(TM) products are battery operated ride-on vehicles that resemble off-road and domestic passenger vehicles. These vehicles are targeted at children ages 1 1/2 through seven and are powered by D Cell or rechargeable batteries. Power Drivers(TM) are designed for either one or two passengers and travel at speeds ranging from one to five miles per hour. Several models travel in both forward and reverse and certain models are designed for multi-surface use - hard surfaces, grass and small hills.

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

NEW PRODUCT DEVELOPMENT AND LICENSING


         Through its product design and development group, the Company regularly refreshes, redesigns and extends existing product lines and develops new product lines. Product design and development are principally conducted by a group of professional designers and engineers employed by the Company. The Company will also enter into licensing agreements to utilize the name, character or product of a licensor in its product line. The Company generally focuses on a licensing agreement as an extension of one of its core product categories. Management recognizes the importance of licensing and continues to conservatively participate in this marketing strategy. The Company's current licenses include certain rights to Harley- Davidson(R), Disney(R) characters, Chevrolet(R), Chrysler/Jeep(R) and Goodyear(R) trademarks.

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

         The Company uses licenses with third parties to permit the Company to manufacture and market toys based on properties which have developed their own popular identity, often through exposure in various media such as television programs, movies and cartoons. The Company focuses on licensing agreements to extend its core product categories. Management recognizes the importance of licensing and continues to conservatively participate in this marketing strategy. No license involved more than 5% of the Company's toy sales in 1996.

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

           The CPSC has recently requested that the Company provide it with information regarding specified products. The Company does not believe that these products are defective, or that any repair, replacement or repurchase will be required. If, however, products contributing materially to the Company's dollar volume of sales were to require repair, replacement or repurchase, the Company's business, financial condition and results of operations could be materially adversely affected.

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

FORWARD-LOOKING INFORMATION MAY PROVE INACCURATE

         This Annual Report contains various forward-looking statements and information, including under the captions "Recent Developments" and "Management's Discussion and Analysis of Financial Condition and Results of Operations," that are based on management's beliefs as well as assumptions made by and information currently available to management, including statements regarding future economic performance and financial condition, liquidity and capital resources and management's plans and objectives. When used in this document, the words "expect," "anticipate," "estimate," "believe," and similar expressions are intended to identify forward-looking statements. Such statements are subject to various risks and uncertainties which could cause actual results to vary materially from those stated. Should one or more of these risks or uncertainties materialize or should underlying assumptions prove incorrect actual results may vary materially from those anticipated, estimated, expected or projected. Such risks and uncertainties include the Company's ability to close the proposed transaction described above under "Recent Developments," manage inventory production and costs, to meet potential increases or decreases in demand, potential adverse customer impact due to delivery delays including effects on existing and future orders, competitive practices in the toy and decorative holiday products industries, changing consumer preferences and risks associated with consumer acceptance of new product introductions, potential increases in raw material prices, potential delays or production problems associated with foreign sourcing of production and the impact of pricing policies including providing discounts and allowances, reliance on key customers, the seasonality of the Company's business, the ability of the Company to meet existing financial obligations in the event of adverse industry or other developments, and the Company's ability to obtain additional capital to fund future commitments and operations. Certain of these as well as other risks and uncertainties are described in more detail in the Company's Registration Statement on Form S-1 filed under the Securities Act of 1933, Registration No. 333-4440. The Company undertakes no obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

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






Item 6.Selected Financial Data.

     The following selected financial data have been derived from the consolidated financial statements of the Company for the fiscal years 1996, 1995, 1994, 1993 and 1992. The selected financial data should be read in conjunction with the audited consolidated financial statements and notes thereto and with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein. All amounts in the tables and notes below are in thousands, except per share data.



                                                                    Year ended December 31,

                                                  1996        1995(1)       1994(2)    1993(3)    1992(3)(4)
                                               ----------   ---------    ---------   ---------    ----------
Statement of Operations Data:
Net Sales                                      $ 148,908    $ 153,744    $  57,964   $  41,354    $  42,882
Cost of Sales                                    133,464      111,905       40,557      29,733       29,443
Nonrecurring inventory charge                     12,185         --           --          --           --
Gross Profit                                       3,259       41,839       17,407      11,621       13,439
Selling and administrative expenses               41,751       36,183       16,442      15,086       12,172
Restructuring and other charges                    8,800        7,550         --          --           --
Operating income (loss)                          (47,292)      (1,894)         965      (3,465)       1,267
Interest expense                                  11,236        5,996        1,407       2,937       10,314
Other income (loss)                                   (5)         514        1,839       5,952        2,713
Net income (loss) from continuing operations
before income taxes,
extraordinary items and cumulative
effect of an accounting change                   (58,533)      (7,376)       1,397        (450)      (6,334)
Income tax expense (benefit)                     (12,332)      (2,875)         808       1,066       (3,638)
Net income (loss) from continuing
operations before extraordinary items
and cumulative effect of an accounting
change                                           (46,201)      (4,501)         589      (1,516)      (2,696)
Income from discontinued operations,
net of tax                                          --           --           --        25,729       15,340
Cumulative effect of change in
accounting
for income taxes                                    --           --           --           114         --
Extraordinary items                                 --           --           --          --         (1,546)
Net income (loss)                              $ (46,201)   $  (4,501)   $     589   $  24,327    $  11,098
Weighted average common shares
outstanding - primary (5)                          6,248        4,681       12,159      14,670       10,537
Income (loss) per common share from
continuing operations - primary (5)            $   (7.39)   $    (.96)   $     .05   $    (.10)   $    (.26)

Balance Sheet Data (at period end):
Working Capital                                $ (30,498)   $   6,837    $   8,915   $  92,871    $  84,377
Total assets                                     127,860      140,153       67,956     123,240      104,583
Total debt                                        80,721       71,016       22,249       9,001       34,842
Stockholders' equity                               1,771       30,462       20,577      98,419       54,532

--------------------
(Footnotes appear on following page)

(1) The results of operations for 1995 include the results of operations of Buddy L since its acquisition on July 7, 1995. See note 4 of notes to consolidated financial statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

(2) The results of operations for 1994 include the results of operations of Marchon since its acquisition on October 13, 1994. See Note 4 of notes to consolidated financial statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

(3) On October 6, 1992, the Company sold all of the stock of Wilbur Chocolate Co., Inc. ("Wilbur"). In January 1993, the Company sold the assets used in the businesses of The Isaly Klondike Company ("Isaly Klondike") and Popsicle Industries, Inc. ("Popsicle"). These businesses had been acquired in 1989. As a result of the sale of these businesses, the results of operations and gains on sale from Wilbur, Isaly Klondike, and Popsicle have been included in income from discontinued operations.

(4) Prior to 1992, the Company owned a minority interest in The Deltona Corporation, a real estate development corporation based in Florida. Income from continuing operations for 1992 includes the gain on sale of common stock of, and notes receivable from, The Deltona Corporation of $2,000.

(5) Fully diluted income (loss) per common share from continuing operations was $(.26), $(.10), $.05, $(.96) and $(7.39), respectively, during the five years ending December 31, 1996 based on weighted average shares outstanding of 10,537, 14,670, 12,159, 4,681 and 6,248, respectively. During September
     1994, the Company repurchased approximately 11,800 shares in a treasury stock transaction.

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

General

         The Company designs, manufactures and markets a broad variety of toys and plastic decorative holiday products. The Company has been involved in the toy industry for approximately 40 years, and in the 1980's diversified into non-toy operations such as food products. The Company's business focus shifted entirely to toys and holiday products in 1993 when substantial non-toy operations were sold. Since mid-1994, the Company has undergone a change of control and management and effected two significant acquisitions which added established core toy product lines to the Company.

         In the third quarter of 1994, the current principal stockholders of the Company, led by Steven Geller, the current Chairman and Chief Executive Officer of the Company, acquired control of the Company. In October 1994, the Company acquired Marchon, Inc. ("Marchon"), a toy designer, marketer and manufacturer. Marchon's core toy products included Grand Champions(R) collectible horses and Crocodile Mile(R) water slides. Marchon had substantial experience at sourcing toy products in the Far East. In July 1995, the Company acquired substantially all of the toy product lines of Buddy L Inc. and its Hong Kong subsidiary (collectively, "Buddy L"), one of the oldest toy brands in the United States. Buddy L's core toy products included plastic and metal toy cars, trucks and other vehicles and battery-operated ride-ons.

         The Company's 1996 operating results were negatively impacted by serious difficulties encountered at its Tarboro, NC plant. The 1996 business plan required the plant to significantly increase production during the third and fourth quarters to meet peak seasonal demand. At the same time, transfer of the production of acquired Buddy L products, from Buddy L's facilities in Gloversville, NY to Tarboro, NC, was in its final stages. Production equipment acquired from Buddy L, as well as new capital equipment purchased to meet the expanded production schedule, was still being installed. Difficulties created by the influx of Buddy L product, delays in the startup of new and transferred equipment and the training of new employees led to the loss of production efficiency, product damage, and missed shipping deadlines. Further, in an effort to meet customer demand, production of some items was outsourced at an increased cost. Also, during the third quarter, the Company determined that a substantial amount of work-in-process and purchased parts inventories, obtained as part of the Buddy L acquisition, were no longer usable.

         As a result of the above problems, the Company recorded $12.2 million of nonrecurring inventory charges, $8.8 million of restructuring and other charges and higher than normal reserves for obsolescence and other items. See also discussion of going concern considerations in "Liquidity and Capital Resources" and Notes 1 and 3 to Notes to the consolidated financial statements.

         Management has implemented cost cutting measures which it believes will significantly lower factory overhead and selling and administrative expenses. The Company has also re-balanced its product mix to reduce demand on the Tarboro facility and to increase the quantity of higher margin product sourced through the Hong Kong office. In addition, a new plant organization, including a new Plant Manager, has been put in place.

           The Company has engaged investment bankers to secure the additional financing required by the December 6, 1996 amendment to its secured bank facility and to evaluate strategic alternatives for enhancing shareholder value. There can be no assurance that the Company will obtain additional financing or that the Company's pursuit of other alternatives will be successful. See "Liquidity and Capital Resources" and Notes 1 and 9 to notes to consolidated financial statements.

Proposed Investment

                   During March, 1997, the Company entered into a non-binding letter of intent with an investor that proposes to invest $50 million by purchasing from the Company a combination of exchangeable convertible preferred stock and senior convertible debentures. The preferred stock and debentures would be convertible into common stock at a price equal to the market price of the stock on the date on which management and the investor established the terms of the letter of intent. Upon consummation of the transaction, the investor would own securities convertible into a substantial majority of the Company's outstanding stock and would have immediate control of the Board. The Company has also agreed, subject to the Board's ability to satisfy its fiduciary duties, to a "no shop" provision which expires on April 13, 1997. In the event that the Company breaches that provision or enters into a definitive agreement with the proposed investor and elects not to complete the transaction, the Company would pay a breakup fee of $2.5 million.

                 The American Stock Exchange ("Exchange") has advised the Company that the proposed transaction does not require stockholder approval under applicable Exchange rules and that the terms of the proposed series of Preferred Stock do not violate Exchange rules with respect to stockholders voting rights. Gerard Klauer Mattison & Co., Inc. ("GKM") will be asked to issue a fairness opinion regarding the proposed investment from a financial point of view.

               The proposal is subject to substantial conditions, including the satisfactory completion by the investor of its due diligence and the negotiation and execution of a mutually satisfactory definitive agreement. There can be no assurance that the proposed transaction will be consummated or, if consummated, that it will be on the terms and conditions described above, or as to the timing or impact to the Company of consummating the proposed transaction. In the event that the proposed transaction is not consummated, there can be no assurance that the Company will obtain the $6 million of additional financing required by the December 6, 1996 amendment to its senior loan agreement. The failure to receive additional financing may have a material adverse effect on the Company's business, financial condition and results of operations. See "Liquidity and Capital Resources" and Note 1 to notes to consolidated financial statements. Further information is set forth in the Company's April 9, 1997 press release, a copy of which is attached hereto as Exhibit 99 and specifically incorporated herein.

Results of Operations

Year Ended December 31, 1996 Compared to Year Ended December 31, 1995

         The results of operations for 1996 reflect the impact of the Buddy L acquisition for the full year ended December 31, 1996 (which acquisition occurred on July 7, 1995).

         Net sales and Net Income(Loss). Net sales for the year ended December 31, 1996 decreased to $148.9 million from $153.7 million for the year ended December 31, 1995. Unaudited pro forma net sales (assuming Buddy L had been acquired on January 1, 1995) for the full year 1995 would have been $187.2 million. Of the decrease in sales, $3.0 million was due to the decrease in holiday product sales. Additionally, less than 1% and approximately 14% of the Company's sales for the years ended December 31, 1996 and 1995, respectively, were from products licensed under the Power Rangers(R) license. The Company de-emphasized production of these products in 1995 based on its belief that the popularity level of these toys was not sustainable.

         The net loss for the year ended December 31, 1996 was $46.2 million as compared to a net loss of $4.5 million for the year ended December 31, 1995. The net loss for the year ended December 31, 1996 is primarily attributable to: a decrease in profit margins resulting from difficulties encountered in the integration of Buddy L; $12.2 million of nonrecurring inventory charges; $8.8 million of restructuring and other charges; a $5.2 million increase in interest expense; and higher than normal reserves established for inventory obsolescence and other items.

         Toy sales decreased to $119.7 million for 1996 from $121.6 million for 1995. The decrease was due to missed shipments and order cancellations during the third and fourth quarters, as a result of the production problems encountered at the Company's Tarboro facility; and the phase out of Power Ranger(R) and Road Racing(R) products which had contributed $24.0 million in sales during 1995; and a generally poor retail season. These reductions were largely offset by the sale of new products such as Big Wheelie(R) and Fantasy Fillies(R), a full year of sales of Buddy L toys, and increases in the sale of Crocodile Mile(R) Water slides and Grand Champions(R) horses.

         The Company's sales of holiday products decreased from 1995 to 1996 by $3.0 million or approximately 9% due to decreased sales volume in its Christmas category. This decrease resulted from order cancellations related to the production problems encountered at the Tarboro plant.

         Gross Profit Margins. Gross profit margins were lower for the year ended December 31, 1996 as compared to the year ended December 31, 1995 due primarily to the difficulties encountered in the third and fourth quarter associated with the manufacture of Buddy L products, including the influx of transferred product and machines which resulted in unfavorable production cost variances at the Company's Tarboro, North Carolina manufacturing facility.

         Selling and Administrative ("S&A"). Selling and administrative expenses were higher for the year ended December 31, 1996 as compared to the previous year. Contributing to this increase were a $1.8 million increase in shipping and premium freight charges caused by late and partial shipments from the Tarboro, NC plant during the third and fourth quarters, incremental costs of approximately $1.3 million for staffing of four Strategic Business Units ("SBU's"); duplicate facilities cost of $0.9 million; and $0.6 million impairment of long-lived assets. Total selling and administrative expenses were 28.0% of sales for 1996 as compared to 23.5% in the prior year.

         Interest Expense. Interest expense was $11.2 million for the year ended December 31, 1996 as compared to $6.0 million for the year ended December 31, 1995. Interest expense was higher by approximately $5.2 million due to higher balances of the Company's revolving credit lines resulting from the losses incurred; higher inventory and accounts receivable levels; and the write off of $2.0 million in deferred financing charges resulting from amending the Company's lending facilities in December, 1996.

         Income Taxes. For 1996, income tax benefits are lower than the federal and state statutory rates primarily due to the increase in the valuation allowance for deferred taxes by $9.3 million. See Note 10 to the notes to consolidated financial statements.


Year Ended December 31, 1995 Compared to Year Ended December 31, 1994

         The results of operations for 1995 reflects the impact of the Marchon acquisition for the full year (which acquisition occurred on October 13, 1994) and the impact of the Buddy L acquisition for the second half of the year (which acquisition occurred on July 7, 1995).

         Net sales and Net Income(Loss). Net sales for the year ended December 31, 1995 increased to $153.7 million from $58.0 million for the year ended December 31, 1994. Unaudited pro forma net sales (assuming Buddy L had been acquired on January 1, 1995) for the full year 1995 would have been $187.2 million. Of the increase in sales, $78.8 million was due to the acquisition of Marchon and Buddy L and $7.2 million was due to the increase in holiday product sales. Approximately 14% and 17% of the Company's sales for the years ended December 31, 1995 and 1994, respectively, were from products licensed under the Power Rangers(R) license. The Company de-emphasized production of these products in 1995 based on its belief that the popularity level of these toys was not sustainable.

         The net loss for the year ended December 31, 1995 was $4.5 million as compared to net income of $0.6 million for the year ended December 31, 1994. The net loss for the year ended December 31, 1995 is due primarily to $7.6 million of restructuring and relocation charges incurred, which were related primarily to the acquisitions of Buddy L and Marchon and the establishment of corporate headquarters in Delray Beach, Florida. These costs included $4.2 million for relocation of Buddy L's operations to North Carolina; $2.3 million for the establishment of corporate headquarters in Delray Beach, Florida; $0.8 million for employee severance; and $0.3 million for lease termination costs for duplicate facilities. As a result of the Company's acquisitions, amortization of intangibles increased to $1.7 million for 1995 from $0.3 million in 1994.

         Toy sales increased to $121.6 million for 1995 from $33.0 million for 1994. The increase was due to sales from acquired toy lines of $78.8 million, as well as sales of new products such as Big Wheelie(R), and increased sales of other ride-on products.

         The Company's sales of holiday products increased from 1994 to 1995 by $7.2 million or approximately 29% due to increased sales volume in all three major categories of its holiday products segment - Christmas, Halloween and Easter.

         Gross Profit Margins. Gross profit margins were lower for the year ended December 31, 1995 as compared to the year ended December 31, 1994 due primarily to (i) the sale of products from the Buddy L product line (which generally had lower margins than the Company's historical lines) and as a result of the Company's decision to honor low-margin product delivery commitments made by Buddy L prior to the Company's acquisition of the assets, (ii) higher raw material prices in 1995 as compared to 1994 (principally plastic and paperboard products) and (iii) unfavorable production cost variances related to the Company's efforts to reduce manufacturing costs (particularly by integrating domestic manufacturing at the Company's Tarboro, North Carolina manufacturing facility).

         S&A. S&A expenses were higher for the year ended December 31, 1995 as compared to the year ended December 31, 1994 primarily due to the integration of Marchon and Buddy L, a $5.1 million increase in media advertising expenditures, the establishment of a marketing department and product design and development group for expenses totaling approximately $2.7 million, and an increase in royalty expense of $2.7 million resulting primarily from sales of Power Rangers(R) licensed products in the toy segment. Advertising expenses were 4.4% of toy sales for 1995 as compared to less than 1% for 1994. S&A expenses were 23.5% of sales for 1995 as compared to 28.4% for 1994, reflecting the allocation of such expenses over a larger net sales base.


               Operating Income(Loss). Operating income, excluding the effects of the restructuring and other charges, for both the toy and holiday product segments increased for the year ended December 31, 1995 as compared to the year ended December 31, 1994 due primarily to higher sales levels. In the toy segment, operating income was $1.9 million for the year ended December 31, 1995 as compared to operating income of $127,000 for the year ended December 31, 1994. In the holiday product segment, operating income was $4.9 million for the year ended December 31, 1995 as compared to $3.3 million for the year ended December 31, 1994. Operating income for 1994 also reflected expenses of approximately $275,000 resulting from charitable contributions made at the direction of the former management group which are not directly attributable to the Company's toy and holiday product segments.

         Income from Interest, Dividends and Realized Gains (Losses). Income from interest, dividends and realized gains (losses) declined for the year ended December 31, 1995 as compared to the year ended December 31, 1994 due to lower cash and marketable securities balances during the year ended December 31, 1995 as compared to the year ended December 31, 1994. Included in interest, dividends and realized gains (losses) for 1995 is a gain of $330,000 on the sale of a vacant office building.

         Interest Expense. Interest expense was $6.0 million for the year ended December 31, 1995 as compared to $1.4 million for the year ended December 31, 1994. Interest expense was higher by approximately $1.7 million due to the issuance of $15.0 million principal amount of convertible debentures during the last quarter of 1994, by approximately $910,000 due to the issuance of $7.6 million principal amount of senior subordinated notes during the third quarter of 1995, and by approximately $1.2 million due to higher balances of the Company's revolving credit lines resulting from increased production, inventory and accounts receivable levels.

Seasonality of Sales

         Sales of many toy products are seasonal in nature. Purchase orders for the Christmas selling season are typically secured in the months of April, May and June so that by the end of June, the

Company has historically received orders or order indications for a substantial majority of its full year's toy business. The Company also offers products sold primarily in the spring and summer months including Water Works(TM) pools, Crocodile Mile(R) water slides and other items, which are shipped principally in the first and second quarters of the year and counter some of this seasonality. In addition, Big Wheel(R) and Power Drivers(R) ride-ons, Grand Champions(R) horses and Buddy L(R) vehicles ship year-round. The Company's production generally is heaviest in the period from June through September. Typically over 60% of toy product revenues are generated in the second half of the year with September and October being the largest shipping months. As a result, a disproportionate amount of receivables are collected and trade credits are negotiated in the first calendar quarter of the following year.
The Company expects that its quarterly operating results will vary significantly throughout the year.

         Sales of holiday products, which are also seasonal in nature, are heavily concentrated in the Christmas and Halloween shopping seasons. Therefore, substantially all shipments and operating income of the holiday products segment occur in the third and fourth quarters of the year. Of 1996 sales of holiday items, 53% occurred in the third quarter and 32% occurred in the last quarter. Sales of Easter products are made in the first quarter. Holiday products can be manufactured throughout the year in anticipation of seasonal demand, because of the more stable nature of the product line.

Liquidity And Capital Resources

                     The Company's 1996 business plan required it to significantly ramp up production during the third quarter to meet peak seasonal demand. At the same time, transfer of the production of acquired Buddy L products, from Buddy L's facilities in Gloversville, NY, to Tarboro, NC, was in its final stages. In addition, production equipment included with the acquisition, as well as new equipment acquired to meet the expanded production schedule, was still being installed. Difficulties associated with integrating the manufacture of Buddy L products, including the influx of transferred product and machines, lead to product damage, loss of production efficiency and missed shipping deadlines. The situation was exacerbated by the loss of the Plant Manager due to a critical illness, delays in installation and start up of production equipment and delays caused by two hurricanes. Primarily as a result of these circumstances, the Company incurred a net loss of $46,201,000 and had negative operating cash flows of $19,642,000 during 1996.

                     In response to these circumstances, management restructured its operations by consolidating its previous four SBU's into two, reducing staffing levels, rationalizing its product lines and amending borrowing arrangements with its primary lenders. In addition, a new plant organization, including a new plant manager, has been put in place. Transferred and new equipment is now installed and operational.

                        Although management's actions have reduced the outflow of cash, the Company's current lines of credit are insufficient to fund operations. As a result, management believes that without a significant capital infusion, either by completing the transaction described below, or an alternative transaction, its cash resources will not be sufficient to fund continued operations.

                     The consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The factors discussed above, as well as the requirement for the Company to raise significant additional funding prior to April 30, 1997 (see Note 9 to notes to consolidated financial statements), indicate that, if the Company is unable to raise significant additional funding, it may be unable to continue as a going concern.

                     The consolidated financial statements do not include adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities, that might be necessary should the Company be unable to continue as a going concern. However, the convertible subordinated debentures have been classified as current at December 31, 1996 to reflect the Company's failure to comply with certain loan covenants (see Note 9 to notes to consolidated financial statements). The Company's continuation as a going concern is dependent upon its ability to obtain additional financing and operate profitably under its restructured organization.

                     Management has engaged investment bankers to assist the Company in identifying and evaluating various alternatives, including the sale of certain product lines or fixed assets, and the potential recapitalization of the Company. The Board of Directors, after presentations by the Company's legal and financial advisors and consideration of the Company's liquidity and operational requirements, concluded that pursuing the proposed investment described below is in the best interests of the Company.

                     During March 1997, the Company entered into a non-binding letter of intent with an investor that proposes to invest $50 million by purchasing from the Company a combination of exchangeable convertible preferred stock and senior convertible debentures. The preferred stock and debentures would be convertible into common stock at a price equal to the market price of the stock on the date on which management and the investor established the terms of the letter of intent. Upon consummation of the transaction, the investor would own securities convertible into a substantial majority of the Company's outstanding common stock and would have immediate control of the Board. The Company has also agreed, subject to the Board's ability to satisfy its fiduciary duties, to a "non shop" provision which expires on April 13, 1997. In the event that the Company breaches that provision or enters into a definitive agreement with the proposed investor and elects not to complete the transaction, the Company would pay a breakup fee of $2.5 million.

                       The American Stock Exchange has advised the Company that the proposed transaction does not require stockholder approval under applicable Exchange rules and that the terms of the proposed series of Preferred Stock do not violate Exchange rules with respect to stockholders voting rights. GKM will be asked to issue a fairness opinion regarding the proposed investment from a financial point of view.

                 The proposal is subject to substantial conditions, including the satisfactory completion by the investor of its due diligence and the negotiation and execution of a mutually satisfactory definitive agreement. There can be no assurance that the proposed transaction will be consummated or, if consummated, that it will be on the terms and conditions described above, or as to the timing or impact to the Company of consummating the proposed transaction. In the event that the proposed transaction is not consummated, there can be no assurance that the Company will obtain the $6 million of additional financing required by the December 6, 1996 amendment to its senior loan agreement. The failure to receive additional financing may have a material adverse effect on the Company's business, financial condition and results of operations. See Note 1 to notes to consolidated financial statements. Further information is set forth in the Company's April 9, 1997 press release, a copy of which is attached hereto as Exhibit 99 and specifically incorporated herein.

                     In February 1997, the Company entered into a second amendment with respect to its $85,000,000 secured bank facility. Maximum borrowings under the amendment were reduced to $75,000,000. Actual availability of borrowings under the amendment is based on and secured by the Company's domestic accounts receivable, inventory, property, plant and equipment as defined by the amendment. In addition, certain financial covenants, including tangible net worth, interest coverage, and weekly cash availability, as defined, were amended. An additional $4,500,000, secured by the Company's Federal income tax receivable, was made available to the Company to fund working capital requirements. The Company incurred a fee of $1,687,500 for the amendment. Of the $1,687,500 fee, $187,500 was paid in February 1997 and the balance is payable in quarterly installments in 1998 or earlier under certain circumstances. As a result of the execution of the amended agreement, the Company was in compliance with the various financial covenants of the secured banking facility at December 31, 1996.

             The Company did not make the quarterly interest payments due December 31, 1996 on the 9% convertible subordinated debentures and was not in compliance with certain financial covenants. The Company has received a waiver of any and all events of noncompliance under the subordinated debentures for so long as the Company is diligently pursuing the proposed investment referred to above. If for any reason such proposed investment is terminated, the debenture holders reserve the right to terminate this waiver by providing written notice to the Company.

         A substantial portion of the Company's shipments of its toys produced in the United States are sold with seasonal dating terms. Payments on sales of the Company's spring toy product lines produced domestically are generally due June 10th and payments on sales of its fall product are generally due December 10th. Goods sourced in the Far East are primarily sold under bank letters of credit, with most payments received within 30 days of shipment or shipped to a west coast warehouse and sold with domestic credit terms. A substantial portion of the Company's shipments of holiday products are made on terms that permit payment more than 90 days after shipment of merchandise. Such shipments are generally made after June and require payment by December 10 of the year in which shipment is made.

         Due to the seasonality of its revenues, the Company's working capital requirements fluctuate significantly during the year. The Company's seasonal financing requirements are highest during the fourth quarter and lowest during the first quarter.

         Marchon Toys, a subsidiary of the Company located in Hong Kong, meets its working capital needs through two bank credit facilities which are due on demand. Marchon Toys can borrow up to approximately $2.5 million at interest rates ranging from 0.5% to 1.75% over the banks' prime rate. The availability of borrowings is primarily based on Marchon Toys' accounts receivable and inventory balances, as defined. All of Marchon Toys' assets are collateralized under the loan agreements.

            Subsequent to December 31, 1996, the Company received its 1996 federal income tax refund of $15.6 million which was applied to general working capital needs.

         In connection with the acquisition of Buddy L, the consideration payable included a five-year earnout based upon an amount equal to 1.5% of consolidated net revenues of the Company's and Buddy L's products or, at Buddy L's option, a percentage of the Company's consolidated earnings before interest and income taxes based on the sales of Buddy L products, but in no event will the earnout be less than $3.25 million, with the excess over $3.25 million subject to dollar for dollar reductions for certain offsets that are not to exceed $10 million. The amount of the earnout is also limited so as not to exceed certain levels except under certain circumstances. As of December 31, 1996, the Company had asserted offset claims of approximately $7.8 million. Based on the amounts of such offsets, the Company does not anticipate that it will be required to make any earnout payments with respect to the years ended December 31, 1996 and 1997, and that the payment, if any, is dependent upon the Company's future offset claims and financial performance, subject to required minimum payments of $750,000 in April 1999 and $1.25 million in April 2000. No assurance can be given with respect to the actual amount of any such payment.

          Caldwell Button Company ("Caldwell"), a division of Empire Industries, manufactures and sells plastic apparel buttons, buckles and novelty items for use in the garment industry (representing approximately 1% of the Company's consolidated net sales in 1996). The Company adopted a plan to sell or liquidate Caldwell. A review of the carrying value of long-lived assets related to Caldwell has been made in accordance with SFAS No. 121. Based on this evaluation, $0.6 million reserve has been provided for the difference between carrying value and fair value, less estimated costs of disposal, of the long-lived assets and is included in selling and administrative expenses.

         Capital expenditures, principally for the purchase of tooling for new products and equipment, were $8.3 million for the year ended December 31, 1996 as compared to $5.8 million for the year ended December 31, 1995. The Company's capital forecast for 1997 provides for expenditures of approximately $4 million to acquire new equipment and tooling.

         The Company is subject to various actions and proceedings, including those relating to intellectual property matters, environmental matters and product liability matters. See "Legal Proceedings" and Note 13 of Notes to Consolidated Financial Statements.

Impact of Inflation

         The primary raw materials used in the manufacture of the Company's domestic toys and holiday products are petrochemical derivatives, principally polyethylene. During 1994 the price of polyethylene increased by approximately 80% from the levels at the end of 1993, with the increases primarily occurring in the third and fourth quarters of 1994. The Company was unable to pass along a significant portion of the price increases during 1995. Beginning in late 1995, the price of polyethylene declined but still remained above historical levels. During 1996 prices again rose by approximately 35%. Due to the time lag between the purchase of raw materials and the sale of finished goods, results of operations may be only partially affected in the period in which such prices change.

Backlog

         The Company had open orders for toys of $14.8 million and $14.4 million as of December 31, 1996 and December 31, 1995, respectively. Open orders at December 31, 1996 mainly reflected orders for pool products and water slides and did not include orders for fall toy product lines. The Company believes that because order patterns in the retail industry vary from time to time, open orders on any date in a given year are not a meaningful indication of the future sales.

         The Company had open orders of $1.5 million and $4.6 million as of December 31, 1996 and 1995, respectively, for holiday products. Open orders consisted primarily of sales of Easter products. Due to the seasonal nature of this segment, management believes that the amount of open orders at December 31 in any year is not a meaningful indication of future sales.

          Item 8.   Financial Statements and Supplementary Data.

          The financial statements and supplementary data to be provided pursuant to this Item 8 are included under Item 14 of this report.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

                     The following table sets forth certain information concerning each of the Company's directors and executive officers:



                   Name                         Age                            Position(s)
Steven E. Geller                                55     Chairman of the Board of Directors and Chief Executive
                                                       Officer
Jeffrey L. Currier                              57     Executive Vice President-Finance, Chief Financial
                                                       Officer
J. Artie Rogers                                 37     Senior Vice President - Finance and Assistant  Secretary
Lawrence A. Geller                              33     Vice President -General Counsel and Secretary
Steven N. Hutchinson                            47     Director
Eugene M. Matalene, Jr.                         49     Director
Peter B. Pfister                                37     Director
Marvin Smollar                                  51     Director (Former President and Chief Operating
                                                       Officer)


         Steven E. Geller has 35 years experience in the toy industry. Mr. Geller has served as Chairman of the Board and Chief Executive Officer of the Company since September 1994, and as Chairman of the Board and Chief Executive Officer of EII since July 1994. Prior to joining the Company, Mr. Geller served as President of Arco Toys, Inc., a wholly owned subsidiary of Mattel from December 1986 through December 1991 and as a consultant for Mattel from January 1991 through December 1993. From January 1994 to July 1994, Mr. Geller was self-employed, engaged in structuring, negotiating and financing the acquisition of the Company. See "Certain Relationships and Transactions."

            Jeffrey L. Currier joined the Company in July 1996 as Executive Vice President-Finance and Chief Financial Officer. Prior to joining the Company, Mr. Currier was Chief Financial Officer of Foamex International, Inc. (Nasdaq:
FMXI), a manufacturer and marketer of foam products, from August 1994 to January 1996 and served as Vice President and Controller of Crystal Brands, Inc., a manufacturer of clothing and jewelry from January 1993 to August 1994. In January 1994, Crystal Brands, Inc. filed for bankruptcy protection under Chapter 11 of the Federal Bankruptcy Law. Prior to January 1993, he held various executive positions during a 15-year tenure with Babcock Industries, Inc., a British-owned, U. S.-based, diversified manufacturing company, including ten years as the Company's Chief Financial Officer. Mr. Currier is a Certified Public Accountant beginning his career in public accounting for nine years with Price Waterhouse & Co.

         J. Artie Rogers has 11 years experience in the toy industry. Mr. Rogers has served as Senior Vice President - Finance of the Company since December 1994. From 1987 to December 1994, Mr. Rogers served as Vice President - Finance of the Company. From 1987 to December 1995, Mr. Rogers served as Secretary of the Company, and has served as Assistant Secretary since December 1995. Mr. Rogers is a certified public accountant, and prior to joining the Company in

1986, he worked for Deloitte Haskins & Sells, predecessor to the Company's current independent public accountants, for six years.

         Lawrence A. Geller has served as Vice President-General Counsel since January 1997 and as Secretary of the Company since December 1995. Mr. Geller joined the Company in April 1995 as corporate counsel. Prior to joining the Company, Mr. Geller was engaged in the practice of law with an emphasis on litigation as a partner with the firm of Imhoff & Geller in Norwalk, Connecticut from 1993 to 1995. During 1991 and 1992, Mr. Geller was an associate with the law offices of John W. Imhoff, Jr. and from 1989 to 1991 he was an associate with the law offices of Francis J. Discala. Mr. Geller is the son of Steven Geller, the Chairman and Chief Executive Officer of the Company.

         Steven N. Hutchinson has served as a director of the Company since 1995. Mr. Hutchinson has been a Principal of Weiss Peck & Greer, L.L.C. (investment management) since July 1993. From September 1978 to June 1993, he served as a Vice President and Director of The Hillman Company (investment management). See "Certain Relationships and Transactions."

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

         Marvin Smollar has 18 years experience in the toy industry. Mr. Smollar was President and Chief Operating Officer of the Company from October 1994 to December 1996. He founded Marchon, Inc. in 1983 and served as President of Marchon until its acquisition by the Company in October 1994. From 1978 to 1983, Mr. Smollar was a co-founder and President of Kidco, Inc., a toy manufacturer and marketing company. Mr. Smollar is an attorney and prior to entering the toy industry in 1978, he practiced patent, trademark and copyright law. See "Certain Relationships and Transactions" and "Legal Proceedings."

         Leonard E. Greenberg resigned as a director of the Company effective December 31, 1996.


Committees of the Board of Directors

         The Board of Directors has established three committees: an Executive Committee, a Compensation Committee and an Audit Committee. Each such committee has two members who serve at the pleasure of the Board of Directors.

         The Executive Committee is authorized to exercise all of the authority of the Board of Directors that may be delegated to a committee of the Board under Delaware law, other than the authority to authorize dividends and other distributions, to fill vacancies on the Board or its committees, to amend, adopt or repeal certificate of incorporation or by-law provisions, to approve mergers or matters requiring stockholder approval, or (except within certain prescribed limits) to authorize or approve the issuance or reacquisition of shares and related matters. Currently, Mr. Steven Geller and Mr. Hutchinson serve on the Executive Committee.

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

         Officers are appointed by the Board of Directors and serve at the pleasure of the Board, except that Steven Geller, Chairman and Chief Executive Officer of the Company, and Marvin Smollar, former President and Chief Operating Officer of the Company, are parties to employment agreements with the Company. See " Employment Agreements" and "Legal Proceedings."

Compliance with Section 16(a) of the Exchange Act

         Each director, officer, beneficial owner of more than ten percent of any class of the Company's equity securities and certain other defined persons are required to timely file Forms 3, 4, and 5 pursuant to Rule 16(a) of the Exchange Act. With respect to such compliance, Mr. Geller and Mr. Matalene each filed one report late.

Item 11. Executive Compensation.

         The following summary compensation table (the "Compensation Table") summarizes compensation information with respect to the President and Chief Executive Officer of the Company and each of the Company's most highly compensated executive officers who earned more than $100,000 for services rendered during the year ended December 31, 1996 (collectively, the "Named Executive Officers").



                           Summary Compensation Table
                                                                                    Long Term
                                                                                   Compensation
                                        Annual Compensation                           Awards

                                                                              Securities
                                                                              Underlying      All Other
         Name and         Fiscal       Salary         Bonus   Other Annual     Options      Compensation
  Principal Position(s)    Year           $             $     Compensation       #               $
 Steven E. Geller          1996       $325,000          --         --         250,000(2)   $   --
 (Chairman of the          1995        324,519          --       83,028(3)    200,000(2)    508,075(4)
 Board and Chief           1994(5)     132,692       150,000                  500,000(6)
 Executive Officer)                                                --         325,000(7)       --

Jeffrey L. Currier         1996(10)     83,192          --         --          30,000(2)      9,841(11)
(Executive Vice
President-Finance, Chief
Financial Officer)

J. Artie Rogers            1996        132,500          --         --           5,000(2)       --
(Senior Vice President-    1995        132,211        15,000       --            --            --
Finance)                   1994         95,385        35,000       --          35,000(2)      1,190(1)

 Marvin Smollar            1996        325,000          --         --            --            --
 (Former President and     1995        318,750          --         --         200,000(2)    290,338(8)
 Chief Operating           1994(9)      69,230        32,699       --            --            --
 Officer)

--------
(1)  Includes Company contributions to the Employee Stock Bonus Plan.
(2)  Options granted pursuant to the Company's 1994 Employee Stock Option Plan.
(3) Includes $70,000 paid to Mr. Geller in lieu of reimbursement of expenses incurred for the benefit of the Company and allowances of $13,028 for automobile expenses and club dues.
(4)  Relocation expenses including a gross-up for individual income taxes.
(5) Includes compensation paid to Mr. Geller from July 15, 1994 through December 31, 1994.
(6) Includes 60,376 incentive stock options and 439,624 non-qualified stock options granted pursuant to the Company's 1994 Employee Stock Option Plan.
(7) Represents warrants granted in connection with services rendered with respect to the Debenture Purchase Agreement.
(8) Includes $287,908 for relocation expenses grossed up for individual income taxes and $2,430 of life insurance premiums. Excludes $122,265 paid to Mr. Smollar in 1995 which he earned at Marchon, Inc. prior to its acquisition by the Company on October 13, 1994, which amount was paid by the Company in 1995.
(9) Includes compensation paid to Mr. Smollar from October 13, 1994 through December 31, 1994.
(10) Includes compensation paid to Mr. Currier from July 24, 1996 through December 31, 1996.
(11) Relocation expenses.

        The following table sets forth certain information with respect to stock options granted to each of the Named Executive Officers during 1996:



                                      Option Grants in Last Fiscal Year

                                               Individual Grants
                          --------------- ------------- ------------- -------------
                                                                                          Potential
                                                                                      Realizable Value at
                                           Percent of                                 Assumed Annual Rates
                                             Total                                      of Stock Price
                              Shares        Options      Exercise                      Appreciation for
                            Underlying     Granted to       Base                        Option Term ($)
                             Options       Employees     Prices (1)     Expiration    ---------------------
           Name              Granted         in 1996     ($/Share)         Date          5%         10%
 Steven Geller                250,000(3)      44%           4.50       12/13/2006    707,506   1,792,960

 Marvin Smollar                     ---        --            --           ---          ---        ---

 Jeffrey L. Currier            30,000(4)       5%           5.75        8/12/2001     47,659      105,313
 J. Artie Rogers               5,000(5)        1%           4.94       10/16/2001      6,824       15,080

---------------------------

(1) Based on the closing price of the Common Stock on the American Stock Exchange on the date of grant.
(2) The amounts shown as potential realizable values are based on assumed annualized rates of appreciation in the price of the Common Stock of five percent and ten percent over the term of the options, as set forth in the rules of the Securities and Exchange Commission. Actual gains, if any, on stock option exercises are dependent upon the future performance of the Common Stock. There can be no assurance that the potential realizable values reflected in this table will be achieved.
(3) Non-qualified stock options granted on December 13, 1996. Options to acquire 83,334 shares vest on December 13, 1997 with like annual vesting thereafter through December 13, 1999.
(4) Incentive stock options granted on August 12, 1996. Options to acquire 10,000 shares vest on August 12, 1998 with like annual vesting thereafter through August 12, 2000.
(5) Options granted on October 16, 1996. Options to acquire 1,667 shares vest on October 16, 1998 with like annual vesting thereafter through October 16, 2000.

         The following table sets forth certain information with respect to stock options granted to each of the Named Executive Officers that were outstanding at December 31, 1996:



                           Aggregated Option Exercises
               in Last Fiscal Year and Year-End Option Values (1)


                                                                           At December 31, 1996
                                                     --------------------------------------------------------------------

                                                              Number of                     Value of Unexercised
                                                             Unexercised                        In-the-Money
                                                               Options                           Options (2)
                                                      ----------------------------     ----------------------------------
                         Shares Acquired
                         Upon Exercise       Value
         Name                 (#)          Realized   Exercisable       Unexercisable       Exercisable     Unexercisable

 Steven Geller                 --             --        425,000            525,000              ---              ---
 Jeffrey L. Currier            --             --            --              30,000              ---              ---
 J. Artie Rogers               --             --          8,750             31,250              ---              ---
 Marvin Smollar(3)             --             --            --                  --              ---              ---

------------------------------

(1) Does not include warrants to acquire shares of Common Stock. See "Certain Relationships and Transactions."
(2) Based on the $3 3/8 per share closing price of the Company's Common Stock on the American Stock Exchange on December 31, 1996
(3)  See "Legal Proceedings."

Compensation of Directors

           The Company has agreed to pay each director who is not an affiliate of the Company or a party to the Shareholders' Agreement (the "Independent Directors") a retainer of $4,000 per quarter for serving on the Board of Directors. In addition, each Independent Director receives up to 5,000 options to purchase Common Stock of the Company at the first Annual Meeting of Shareholders after their election, and 2,500 options each year thereafter pursuant to the Non-Employee Director Stock Option Plan. Mr. Matalene is currently the only Independent Director. None of the other directors of the Company is paid directors' fees for serving on the Board of Directors or its committees. All directors are reimbursed for out-of-pocket expenses incurred in connection with attendance at meetings of the Board of Directors or its committees.

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

         On October 13, 1994, the Company entered into an employment agreement with Marvin Smollar pursuant to which Mr. Smollar became President and Chief Operating Officer of the Company. The agreement provided for a base salary of $300,000 per annum, which was increased by the Compensation Committee to $325,000 per annum effective January 1, 1995. The initial term of the agreement expired on July 15, 1998, provided that such term was automatically extended for successive one-year periods on July 15 of each year, commencing July 15, 1996, in the same manner as Mr. Geller's employment agreement. Mr. Smollar's employment agreement contained non-competition, confidentiality and change of control provisions which was substantially identical to those in Mr. Geller's employment agreement. Mr. Smollar ceased operating as President and Chief Operating Officer of the Company in December 1996.

Board Compensation Committee Report on Executive Compensation

         The Company has a Compensation Committee consisting of two directors, Mr. Eugene M. Matalene, Jr., who is the Chairman of the Committee, and Mr. Steven N. Hutchinson. The board of directors has delegated matters relating to compensation, including the grant of options under the stock option plan, to the Compensation Committee. This report describes the Company's compensation policies, the application of those policies to the Company's executive officers, and the basis for the Chief Executive Officer's compensation for 1996.

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

Base Salaries

         In determining an executive officer's salary, the Committee or the Chairman and the President, as the case may be, generally review such officer's knowledge, abilities, experience, responsibilities and anticipated workload for the year, and his or her commitment and contribution to the Company's development and financial performance. The Company has not established any formula or pre-determined relationship between corporate performance and salary. Salary is also intended to maintain the Company's competitiveness with similar companies in the marketplace in attracting and retaining qualified executives. In those cases where an executive has entered into an employment agreement, the base salary is determined by that agreement, which is often the result of negotiation between the executive and the Company. The base salary of Mr.
Steven Geller, the Chief Executive Officer is set by his employment agreement, which was entered into in 1994.

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

Long-Term Incentives

         The Company established the Amended and Restated 1994 Stock Option Plan, pursuant to which stock options are awarded by the Committee periodically to key employees, including executive officers. The Stock Option Plan is designed to encourage employees to acquire an equity interest in the Company and thereby align their long-term financial interests with those of the shareholders.

Compensation to the Chief Executive Officer

         Mr. Steven Geller, the Chief Executive Officer, has an existing employment agreement providing for a base salary of $325,000. The Committee believes that Mr. Geller's compensation is principally through his equity interest in the Company and not through his salary, and for that reason, his salary is modest compared to chief executive officers of other toy companies. Consistent with that theme, and in reviewing the Company's financial performance in 1996, the Committee determined that a cash bonus for the Chief Executive Officer (and for the other executive officers) was not appropriate. However, this lack of cash bonus was not in any way intended to demonstrate that the Committee was critical of the performance of the Chief Executive Officer, or of any of the executive officers. Rather, the Committee determined that the grant of stock options would more properly align the interest of the Executive Officers with the Shareholders. The Committee further recognized that managing the Company under the current financial constraints required extraordinary effort on the part of the Chief Executive Officer, and granted the Chief Executive Officer a stock option for 250,000 shares at a price of $4.50 per share.

                                       Members of the Compensation Committee

                                       Eugene M. Matalene, Jr., Chairman
                                       Steven N. Hutchinson

Stockholder Return Performance Presentation

         Set forth below is a line graph comparing the cumulative total returns (assuming dividend reinvestment) of the Company's Common Stock, the Media General Toys and Games Industry Group Index as a representative industry index and the American Stock Exchange Market Index ("Amex Index") as the required board equity market index. The Media General Toys and Games Industry Group Index is comprised of 33 toy and game companies.




                              [GRAPH APPEARS HERE]


 Measurement Period
                                               Empire of              MG Toys & Games
                                            Carolina, Inc.          Industry Group Index              AMEX Index
                                          --------------------    -------------------------     -----------------------
 December 31, 1991                              $100.00                   $100.00                      $100.00
 Year Ended December 31, 1992                    130.77                    133.54                       101.37
 Year Ended December 31, 1993                    133.33                    148.05                       120.44
 Year Ended December 31, 1994                    135.90                    113.82                       106.39
 Year Ended December 31, 1995                    143.59                    126.82                       137.13
 Year Ended December 31, 1996                     87.18                    156.46                       144.70

Item 12. Security Ownership of Certain Beneficial Owners and Management.

         The following table sets forth, as of March 14, 1997, certain information concerning those persons known to the Company, based on information obtained from such persons, with respect to the beneficial ownership (as such is defined in Rule 13d-3 under the Securities Exchange Act of 1934, hereinafter referred to as the "Exchange Act") of Common Stock by (i) each person known by the Company to be the owner of more than 5% of the outstanding Common Stock,
(ii) each Director, (iii) each executive officer named in the Summary Compensation Table and (iv) all Directors, and executive officers as a group:


                                                                                Shares Beneficially
                                                                                    Owned (2)
   Name and Address of Beneficial Owner(1)                                 Number              Percent(3)
Directors and Executive Officers
Steven Geller(4)(5)                                                      1,605,001                19.9

Marvin Smollar(5)(6)                                                       969,283                13.1
16469 Bridlewood Circle, Delray Beach, FL 33445

Steven N. Hutchinson(7)                                                  3,016,321                31.8
One New York Plaza, New York, NY 10004

Eugene M. Matalene, Jr.(8)                                                   7,667                  *

Peter B. Pfister(5)(9)                                                       2,041                  *
One New York Plaza, New York, NY 10004


Jeffrey L. Currier                                                            --                   --

J. Artie Rogers(10)                                                          8,750                  *

Other 5% Stockholders
Halco Industries, Inc.(11)                                                 734,039                 9.9
441 South Federal Highway, Deerfield Beach, FL 33441


The Autumn Glory Trust(5)(6)                                               819,283                11.1
P.O. Box 11, Avarua, Rarotonga, Cook Islands

WPG Corporate Development Associates IV, L.P. (5)(12)                    2,454,741                27.2
 One New York Plaza, New York, NY 10004

WPG Corporate Development Asociates IV (Overseas), Ltd.(5)(13)             542,151                 7.0
One New York Plaza, New York, NY 10004

Smedley Industries, Inc. (formerly Buddy L, Inc.) (14)                     416,467                 5.6
30 Rockefeller Plaza, Suite 4314, New York, NY 10112

All directors and officers as a group (7 persons)(15)                    5,609,063                55.1


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

(3) Based upon 7,403,564 shares of Common Stock outstanding plus shares issuable upon exercise of options, warrants and convertible securities which are included in the number of shares beneficially owned by such person.

(4) Includes 734,039 shares of Common Stock with respect to which Steven Geller has held voting power pursuant to the Halco Voting Agreement, which shares include 17,501 shares of Common Stock with respect to which Steven Geller has an option to purchase from Halco over a period of two years at prices ranging from $6.50 per share to $7.78 per share (the "Halco Option"). Includes 508,334 shares of Common Stock which Steven Geller has a right to acquire within 60 days pursuant to options granted under the Company's Amended and Restated 1994 Stock Option Plan and warrants to purchase an additional 162,500 shares of Common Stock at an exercise price of $7.50 per share. Mr. Geller directly owns 200,128 shares of Common Stock.

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

(6) Mr. Smollar disclaims beneficial ownership of all of these shares. The beneficial and direct owner of such shares are The Autumn Glory Trust, a Cook Islands trust, and the Iridium Trust (collectively, the "Trusts"). The discretionary beneficiaries of the Trusts are Champ Enterprises Limited Partnership, an Illinois limited partnership ("Champ"), of which Mr. Smollar is a general partner, as well as the limited partners of Champ individually, including Mr. Smollar and members of his family. Champ irrevocably transferred shares to the respective Trusts subject to the terms of the Shareholders' Agreement and the Marchon Stockholders' Agreement, and The Autumn Glory Trust irrevocably transferred shares to the Iridium Trust, subject to the terms of the Shareholders' Agreement and the Marchon Stockholders' Agreement. Pursuant to such agreements, Mr. Smollar is to be designated a director for such time as the Trusts and certain permitted transferees own 5% of the outstanding Common Stock. The Trusts, through their respective independent trustees the ("Trustees"), possess all voting rights with respect to the shares of the Common Stock, subject to the Shareholders' Agreement and the Marchon Stockholders' Agreement. However, the Trustees require the confirmation of the respective Protectors of the Trusts (the "Protector"), in connection with certain activities, including the exercise of dispositive powers with respect to such shares. Mr. Kar Ye Yeung, an officer of a subsidiary of the Company, is the Protector of each of the Trusts, and cannot be removed by any third party. The Protector has the sole right to appoint his successor, as well as the right to remove the Trustee at any time. Mr. Smollar does not directly or indirectly have the legal right to vote or dispose of the shares. See "Legal Proceedings."

(7) Solely in his capacity as one of two managing general partners of WPG Private Equity Partners IV, L.P., the general partner of WPG Corporate Development Associates IV, L.P. and in his capacity as one of the two managing general partners of WPG Private Equity Partners IV (Overseas), L.P., and in his capacity as a director of WPG CDA IV (Overseas), Ltd., the general partner of WPG Development Associates IV (Overseas), Ltd., and includes all shares beneficially owned by these entities. Mr. Hutchinson does not directly own any shares of Common Stock.

(8) Represents 6,667 shares of Common Stock which Mr. Matalene has the right to acquire upon the conversion of Convertible Debentures and 1,000 shares held for the benefit of Mr. Matalene's child. Excludes warrants held by PaineWebber Incorporated to purchase 63,000 shares of Common Stock at $7.50 per share, expiring December 27, 1997, which were received in connection with its performance of investment banking services for the Company for the one year period ending December 27, 1995, while Mr. Matalene was an employee of Paine Webber, as to which Mr. Matalene disclaims beneficial ownership.

(9) Includes 1,735 shares of Common Stock which may be acquired upon conversion of Convertible Debentures and 306 shares directly owned by him which are subject to the Shareholders' Agreement pursuant to which WPG Corporate Development Associates, IV, L.P. has the right to vote such shares and certain other rights. Does not include shares owned by WPG Private Equity Partners, L.P. and WPG Private Equity Partners (Overseas), L.P. Mr. Pfister is a general partner of each of these partnerships.

(10) Represents shares of common stock which Mr. Rogers has the right to acquire within sixty days pursuant to options granted under the Company's Amended and Restated 1994 Stock Option Plan.

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

(12) Voting and dispositive powers are exercised through its sole general partner, WPG Private Equity Partners, L.P. Voting and dispositive powers of WPG Private Equity Partners, L.P., which does not directly own any shares of Common Stock, are exercised through its two managing general partners, Steven N. Hutchinson and Wesley W. Lang, Jr. Includes (a) 1,531,252 shares of Common Stock which WPG Corporate Development Associates IV, L.P. has the right to acquire upon conversion of the Convertible Debentures; (b) 39,648 shares owned in the aggregate by Mr. Pfister and other affiliates of WPG which are subject to the Shareholders' Agreement pursuant to which WPG Corporate Development Associates IV, L.P. has the right to vote such shares, and certain other rights, (c) 86,175 shares of Common Stock which such persons have the right to acquire upon conversion of Convertible Debentures and (d) warrants held by WPG Corporate Development Associates IV, L.P. to purchase an additional 80,571 shares of Common Stock at an exercise price of $7.50 per share which were received as consideration for agreeing to provide certain managerial services to the Company for the period ending December 31, 1995. However, the share ownership does not include shares of Common Stock currently owned by Halco Industries, Inc. which WPG Corporate Development Associates IV, L.P. may have the right to purchase pursuant to the terms of a certain stock purchase agreement with Mr. Geller. WPG Corporate Development Associates IV, L.P. disclaims beneficial ownership of all such shares. WPG Corporate Development Associates IV, L.P. directly owns 717,095 shares of Common Stock.

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


Item 13. Certain Relationships and Transactions.

         To provide a portion of the funds needed to finance the Buddy L acquisition, the Company issued $7.58 million of three-year 12% senior subordinated notes. Mr. Geller and Mr. Matalene acquired $500,000 and $100,000 principal amount of these senior subordinated notes, respectively. In addition, Mr. Matalene serves as a non-employee director of American Bankers Insurance Company of Florida, which together with one of its affiliates, acquired an aggregate of $5 million principal amount of these senior subordinated notes. During July 1996, the Company repaid in full the 12% senior subordinated notes.

         Also in connection with the financing of the Company's acquisition of Buddy L, affiliates of WPG purchased 247,392 shares of Common Stock at $7.25 per share and 442,264 shares of Series A cumulative convertible preferred stock at $7.25 per share for an aggregate purchase price of approximately $5 million. See
Note 4 to notes to consolidated financial statements. Two principals of WPG, Messrs. Hutchinson and Pfister, are members of the Company's Board of Directors. See "Management." On September 11, 1996, all outstanding shares of the Series A Preferred Stock, upon approval by the stockholders of the Company, were converted into common stock on a share for share basis.

         WPG, on behalf of investment funds for which they are managers, is the holder of approximately $14,900,000 of the Company's 9%, five-year, subordinated convertible debentures and a party to the Shareholders' Agreement dated December 22, 1994. See Notes 5 and 9 to notes to consolidated financial statements. Concurrent with the closing of this debenture financing in December 1994, the Geller Group was issued warrants to purchase 1,000,000 shares of common stock at the exercise price of $7.50 per share.

                At December 31, 1996 and 1995, the Company had an unsecured receivable from the owner of its facility in Vernon Hills, Illinois of $538,000 and $506,000, respectively, related to costs incurred during its construction, which receivable is guaranteed by Marvin Smollar, a Company director and former President and Chief Operating Officer. See "Legal Proceedings." This receivable bears interest at an annual rate of 7.5% and is due on December 31, 1998. Subsequent to December 31, 1994, the operations of Marchon were moved to the Company's facilities in Tarboro, North Carolina. Marchon terminated the lease on the Illinois facility effective June 1995. The Company also had an unsecured receivable of $55,000 at December 31, 1995, from an entity of which Mr. Smollar is a principal, related to Marchon's Pagedale, Missouri facility. This borrowing was repaid during 1996. These receivables are included in the consolidated financial statements as a reduction of consolidated stockholders' equity.

           In connection with the Marchon acquisition, the Company assumed a lease related to Marchon's Pagedale, Missouri facility from an entity of which Mr. Smollar is a principal. The lease provides for a monthly rental of $15,000 through December 15, 1995 and $20,000 thereafter. The lease per its terms, expires during 2013. This facility has not been occupied by the Company since Marchon moved operations to the main Tarboro plant in the first quarter of 1995. There is currently a dispute between the Company and the landlord regarding the lease and there can be no assurance that the Company will not be obligated for the lease payments.

         During 1996, the Company agreed to pay PaineWebber Incorporated ("PaineWebber"), of which Mr. Matalene, a director of the Company, was a managing director, an advisory fee in connection with the arrangement of the new bank facility. There is currently a dispute over the amount of that fee.

         Also during 1996, the Company engaged Gerard Klaurer Mattison & Co., Inc. ("GKM") to pursue strategic alternatives on behalf of the Company. GKM has agreed to pay 15% of its fee to Furman Selz, of which Mr. Matalene is an employee, in connection with Mr. Matalene's efforts to raise funds for the Company.

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

         (1)      Financial Statements:

                  Report of Independent Auditors.........................................................  F-1

                  Consolidated balance sheets as of December 31, 1996 and 1995.........................    F-2

                  Consolidated statements of operations for the years ended December 31,
                  1996, 1995 and 1994....................................................................  F-4

                  Consolidated statements of stockholders' equity for the years ended
                  December 31, 1996, 1995 and 1994.......................................................  F-5

                  Consolidated statements of cash flows for the years ended December 31,
                  1996, 1995 and 1994....................................................................  F-6

                  Notes to consolidated financial statements.............................................  F-9

                  Supplementary Financial Data...........................................................  F-37

         (2)      Financial Statement Schedules:

                  Report of Independent Auditors.........................................................  S-1

                  Schedule I - Condensed Financial Information of Registrant.............................  S-2

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

2.9 Second Amendment dated June 30, 1995 further amending the Asset Purchase Agreement.<F4>

2.10              Third Amendment dated July 7, 1995 further amending the
                  Asset Purchase Agreement.<F4>

2.11              Agreement dated August 31, 1995, among the Company, CLR
                  Corporation, Clabir Corporation, Olin Corporation and
                  General Defense Corporation.<F16>

3.1               Restated Certificate of Incorporation of the
                  Company.<F4>

3.2               First Amendment to Restated Certificate of
                  Incorporation of the Company.<F22>

3.3               Amended and Restated By-Laws of the Company.<F13>

3.4               Certificate of Designation of the Series B Junior
                  Participating Preferred Stock <F18>

4.1               Form of specimen certificate representing the Company's
                  Common Stock.<F1>

4.2 Excerpts from the Company's amended By-Laws and the Company's Restated Certificate of Incorporation relating to rights of holders of the Company's Common
                  Stock.<F4>

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

10.14 Redemption Agreement, dated September 30, 1994, between the Company and the Halperin Group.<F12>

10.15 Omnibus Agreement, dated September 30, 1994, by and among the Halperin Group, Steven Geller, the Company and EII.<F9>

10.16 Stockholders' Agreement, dated October 13, 1994, by and among Steven Geller, Marvin Smollar and Neil Saul.<F9>






10.17 Investor's Rights Agreement, dated October 13, 1994, by and among the Company, Marvin Smollar, Kar Ye Yeung,
                  Tyler Bulkley and Harvey Katz.<F9>

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

10.37             First Amendment to Loan and Security Agreement among
                  LaSalle, BTCC, Congress Financial Corporation (Central) and EII, with exhibits.<F20>

10.38             Consent and Second Amendment to Loan and Security
                  Agreement among LaSalle, BTCC, Congress Financial
                  Corporation (Central) and EII.<F21>


21                Subsidiaries of the Company.<F17>

23.1              Consent of Deloitte & Touche LLP

27                Financial Data Schedule

99.1              Press Release dated March 31, 1997.<F22>

99.2              Press Release dated April 9, 1997


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

<FN22>
Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated by reference herein.


(b) The following reports on Form 8-K have been filed by the Company during the last quarter of the period covered by this report:

                  Form 8-K filed December 11, 1996 (filing the First Amendment to Loan and Security Agreement among LaSalle National Bank, BT Commercial Corporation, Congress Financial Corporation (Central) and Empire Industries, Inc., with exhibits)

(c) The exhibits to this Form 10-K appear following the Company's Consolidated Financial Statements and Schedules included in this Form 10-K.

(d) The Financial Statements and Schedules to this Form 10-K begin on page F-1 of this Form 10-K.


                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Empire of Carolina, Inc. has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized, on April 10, 1997.

      EMPIRE OF CAROLINA, INC.

      By:   /s/ Steven Geller
               Chairman of the Board
               and Chief Executive Officer

INDEPENDENT AUDITORS' REPORT

To the Board of Directors of
  Empire of Carolina, Inc.

We have audited the accompanying consolidated balance sheets of Empire of Carolina, Inc. and its subsidiaries (the "Company") as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Empire of Carolina, Inc. and its subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in accordance with generally accepted accounting principles.

The Company's consolidated financial statements for the year ended December 31, 1996 have been prepared assuming that the Company will continue as a going concern. During 1996, the Company incurred a net loss of $46,201,000. As discussed in Note 1 to the financial statements, the Company's current lines of credit are insufficient to fund operations. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Notes 2 and 3 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of," in 1996.


DELOITTE & TOUCHE LLP

Raleigh, North Carolina

March 26, 1997
                                      F-1

EMPIRE OF CAROLINA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1996 AND 1995 (CONTINUED)


  ASSETS                                                                             1996                  1995
  -----------------------------------------------------------------------------
                                                                                               (In Thousands)
  CURRENT ASSETS:
   Cash and cash equivalents...................................................     $     478      $     2,568
   Marketable securities.......................................................           ---              189
   Accounts receivable, less allowances and                                            39,678           48,957
    other deductions (1996 - $8,777; 1995 - $4,290)............................
   Inventories, net............................................................        25,115           30,178
   Income taxes receivable....................................                         13,004              ---
   Prepaid expenses and other current assets...................................         2,142            2,046
   Deferred income taxes.......................................................         2,183            5,596
                                                                               ---------------     ------------
        Total current assets...................................................        82,600           89,534
  PROPERTY, PLANT AND EQUIPMENT, NET...........................................        24,845           23,640
  EXCESS COST OVER FAIR VALUE OF                                                       12,867           15,174
   NET ASSETS ACQUIRED.........................................................
  TRADEMARKS, PATENTS, TRADENAMES                                                       6,567           10,253
   AND LICENSES................................................................
  OTHER NONCURRENT ASSETS......................................................           981            1,552
                                                                               --------------      ------------
  TOTAL........................................................................     $ 127,860       $  140,153
  -----------------------------------------------------------------------------==============      ============

See notes to consolidated financial statements.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
EMPIRE OF CAROLINA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1996 AND 1995 (CONCLUDED)






  LIABILITIES AND STOCKHOLDERS' EQUITY                                                1996                         1995
  ------------------------------------------------------------------------------
                                                                                       (In Thousands, except share amounts)
  CURRENT LIABILITIES:
  Notes payable and current portion of
    long-term debt....................................................                  $  58,712             $  49,206
  Convertible subordinated debentures                                                      14,139                  ---
  Accounts payable - trade..........................................                       24,783                17,516
  Accrued income taxes..............................................                          ---                 1,575
  Accrued employee compensation.................................                              310                 1,293
  Accrued royalties...................................................                      1,217                 3,705
  Accrued restructuring and  relocation expenses...............                               739                 3,227
  Indemnification obligations related to sales
   of subsidiaries......................................................                    1,263                 1,926
  Other accrued liabilities...........................................                     11,935                 4,249

                                                                                ------------------       ---------------
        Total current liabilities.......................................                  113,098                82,697
  LONG-TERM LIABILITIES:
  Convertible subordinated debentures............................                             ---                13,851
  Senior subordinated notes.........................................                          ---                 7,959
  Long-term debt......................................................                      7,870                     -
  Deferred income taxes..............................................                       2,183                 2,083
  Other noncurrent liabilities........................................                      2,938                 3,101
                                                                                ------------------       ---------------
        Total long-term liabilities.....................................                   12,991                26,994
                                                                                ------------------       ---------------
        Total liabilities.................................................                126,089               109,691
                                                                                ------------------       ---------------
  COMMITMENTS AND CONTINGENCIES (Note 13)
  STOCKHOLDERS' EQUITY:
   Common stock, $.10 par value, 30,000,000
    shares authorized; shares issued and outstanding:                                        740                    519
    1996 - 7,404,000; 1995 - 5,195,000...........................
   Preferred stock, $.01 par value, 5,000,000 shares authorized; shares of
    Series A cumulative convertible preferred stock authorized, issued
    and outstanding:  1996 - 0; 1995 - 442,264...................                            ---                     4

  Additional paid-in capital..........................................                    50,438                33,193
   Deficit ...............................................................               (48,860)               (2,659)
  Stockholder loans..................................................                       (547)                 (595)
                                                                                ---------------------    ----------------
        Total stockholders' equity....................................                     1,771                30,462
                                                                                ----------------------   ----------------
  TOTAL...............................................................                 $ 127,860            $  140,153
                                                                                ======================   ================
See notes to consolidated financial statements

                                      F-3

EMPIRE OF CAROLINA, INC. AND SUBSIDARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994





                                                                    1996                       1995                         1994
                                                                                 (In Thousands, except per share amounts)
  NET SALES.............................................          $148,908                  $153,744                     $ 57,964
  COST OF SALES.........................................           133,464                   111,905                       40,557
  NONRECURRING INVENTORY CHARGES........................            12,185                      ---                         ---
                                                             --------------------        --------------------        ---------------
  GROSS PROFIT..........................................             3,259                    41,839                       17,407
  SELLING AND ADMINISTRATIVE EXPENSE....................            41,751                    36,183                       16,442
  RESTRUCTURING AND OTHER CHARGES.......................             8,800                     7,550                        ---
                                                             --------------------        --------------------        ---------------
  OPERATING INCOME (LOSS)...............................           (47,292)                   (1,894)                       965
                                                             --------------------        --------------------        ---------------
  OTHER INCOME (EXPENSE):
   Interest income, dividends and net realized gains
  (losses)..............................................                (5)                      514                      2,612
   Unrealized loss on marketable securities.............               ---                       ---                       (773)
   Interest expense.....................................           (11,236)                   (5,996)                    (1,407)
                                                             --------------------        ------------------        -----------------
        Total other income (expense)....................           (11,241)                   (5,482)                       432



                                                             --------------------        ------------------        -----------------
  INCOME (LOSS) BEFORE INCOME TAXES                                (58,533)                   (7,376)                     1,397

  INCOME TAX EXPENSE (BENEFIT)..........................           (12,332)                   (2,875)                       808
  NET INCOME (LOSS).....................................        $  (46,201)                 $ (4,501)                 $     589
                                                             ====================        ==================        =================
  EARNINGS (LOSS) PER COMMON SHARE -

   Primary and fully diluted............................       $     (7.39)                 $  (0.96)                $     0.05
                                                             ====================        ==================        =================
  DIVIDENDS PER COMMON SHARE............................       $         0                  $      0                 $        0
                                                             ====================        ==================        =================
  Weighted average number of common shares
   outstanding- primary and fully
   diluted..............................................             6,248                      4,681                     12,158

                                                             ====================        ==================        =================

       See notes to consolidated financial statements.

EMPIRE OF CAROLINA, INC. AND SUBSIDIARIES


CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
------------------------------------------------------------------------------------------------------------------------------------
                                                         CONVERTIBLE      ADDITIONAL  RETAINED                      STOCK-
                                        COMMON STOCK   PREFERRED STOCK      PAID-IN    EARNINGS    TREASURY STOCK   HOLDER
(in thousands)                      SHARES     AMOUNT   SHARES    AMOUNT    CAPITAL   (DEFICIT)   SHARES   AMOUNT    LOANS    TOTAL
                                   --------   -------   ------   --------  --------- ---------- -------- -------- --------  --------
BALANCE, JANUARY 1, 1994.........   16,400    $1,640      ---        ---    $56,581    $40,987     (105)   ($789)    $---   $98,419

Net income........................     ---       ---      ---        ---        ---        589      ---      ---      ---       589

Purchase of treasury stock........     ---       ---      ---        ---        ---        ---  (13,181) (86,111)     ---   (86,111)

Cancellation of treasury stock.... (13,286)   (1,329)     ---        ---    (45,837)   (39,734)  13,286   86,900      ---       ---

Issuance of common stock in
   Marchon acquisition............   1,077       108      ---        ---      6,488        ---      ---      ---      ---     6,596

Net stockholder loan..............     ---       ---      ---        ---        ---        ---      ---      ---     (656)     (656)

Issuance of common stock warrants      ---       ---      ---        ---      1,740        ---      ---      ---      ---     1,740
                                   --------   -------   ------   --------  --------- ---------- -------- -------- --------  --------

BALANCE, DECEMBER 31, 1994...        4,191       419      ---        ---     18,972      1,842      ---      ---     (656)   20,577

Net loss..........................     ---       ---      ---        ---        ---     (4,501)     ---      ---      ---    (4,501)

Issuance of common stock in
   Buddy L acquisition............     757        76      ---        ---      9,004        ---      ---      ---      ---     9,080

Issuance of common stock..........     247        24      ---        ---      1,770        ---      ---      ---      ---     1,794

Issuance of preferred stock.......     ---       ---      442          4      3,202        ---      ---      ---      ---     3,206

Collections on stockholder loans..     ---       ---      ---        ---        ---        ---      ---      ---       61        61

Other capital transactions........     ---       ---      ---        ---        245        ---      ---      ---      ---       245
                                   --------   -------   ------   --------  --------- ---------- -------- -------- --------  --------

BALANCE, DECEMBER 31, 1995...        5,195       519      442         $4     33,193     (2,659)     ---      ---     (595)   30,462

Net loss..........................     ---       ---      ---        ---        ---    (46,201)     ---      ---      ---   (46,201)

Exercise of stock options and
    warrants......................     367        37      ---        ---      2,940        ---      ---      ---      ---     2,977

Issuance of common stock in public
   offering.......................   1,400       140      ---        ---     14,345        ---      ---      ---      ---    14,485

Conversion  of preferred stock....     442        44     (442)        (4)       (40)       ---      ---      ---      ---       ---

Collections on stockholder loans..     ---       ---      ---        ---        ---        ---      ---      ---       48        48
                                   --------   -------   ------   --------  --------- ---------- -------- -------- --------  --------

BALANCE, DECEMBER 31, 1996...        7,404      $740      ---       $---    $50,438   ($48,860)     ---      ---    ($547)   $1,771
                                   ========   =======   ======   ========  ========= ========== ======== ======== ========  ========

                 See notes to consolidated financial statements.
                                      F-5

EMPIRE OF CAROLINA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994 (CONTINUED)






                                                                                     1996               1995         1994
                                                                                ----------------   --------------- --------------

                                                                                                  (In Thousands)

 CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)...................................................                $(46,201)         $ (4,501)       $    589
   Adjustments to reconcile net income (loss) to
   net cash used in operating activities:

    Depreciation and amortization.................................                        9,674            7,211           2,283
    Net increases in allowances for losses on assets............                         12,300            1,329           1,444
    Changes in allowance for deferred income taxes...........                             9,272             (626)            ---
    Net losses on sales of securities and property and equipment                             86                3             141
    Writedown of assets...........................................                        5,275               17             773
    Other................................................................                   ---              ---             163
    Changes in assets and liabilities, net of acquisitions and dispositions of businesses:
     Accounts receivable.............................................                     4,947          (31,422)          6,294
     Inventories........................................................                 (2,750)          (5,095)         (1,312)
     Prepaid expenses and other current assets..................                            (96)             135              84
     Other noncurrent assets.........................................                       571              (58)           (749)
     Accounts payable - trade.......................................                      7,267           11,436          (8,754)
     Accrued and other liabilities...................................                       514           (1,368)            589
     Current and deferred income taxes...........................                       (20,338)          (3,434)         (1,528)
     Other noncurrent liabilities.....................................                     (163)           1,541            (352)


                                                                                ----------------   --------------- --------------

      Net cash used in operating activities........................                    (19,642)          (24,832)           (335)
                                                                                ----------------   --------------- --------------

 CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures.............................................                     (8,296)           (5,750)         (4,453)
  Acquisition of Marchon, net of cash acquired.....................                        ---               ---          (2,618)
  Acquisition of Buddy L...........................................                        ---           (20,092)            ---
  Loans to Halco Industries, Inc...................................                        ---               ---          (3,825)
  Repayment of loans by Halco Industries, Inc......................                        ---               ---          25,825
  Proceeds from sales of marketable securities.....................                         85             2,096          68,538
  Other............................................................                        155                61             139

                                                                                ----------------   --------------- --------------

      Net cash provided by (used in) investing activities..........                     (8,056)          (23,685)         83,606
                                                                                ----------------   --------------- --------------

 CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings (repayments) under lines-of-credit................                      9,514            35,767         (11,538)
  Proceeds from issuance of common stock...........................                     14,485             1,794            ---
  Proceeds from stock options and warrants exercised                                     2,977               ---            ---
  Proceeds from issuance of preferred stock........................                        ---             3,206            ---
  Repayments of notes payable and long-term debt...................                    (12,193)              ---            (204)
  Proceeds from issuance of long-term debt.........................                     12,100             7,580          15,000
  Financing costs.....................................................                  (1,275)              ---             ---
  Purchase of treasury stock.......................................                        ---               ---         (86,111)
                                                                                ----------------   --------------- --------------

      Net cash provided by (used in) financing activities..........                     25,608            48,347         (82,853)
                                                                                ----------------   --------------- --------------

NET INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS......................................................                      (2,090)             (170)            418
 CASH AND CASH EQUIVALENTS,
  BEGINNING OF YEAR................................................                      2,568             2,738           2,320
                                                                                ----------------   --------------- --------------

 CASH AND CASH EQUIVALENTS,
  END OF YEAR......................................................                     $  478            $2,568         $ 2,738

                                                                                ================   =============== ==============


      See notes to consolidated financial statements.

EMPIRE OF CAROLINA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994 (CONTINUED)



                                                                                     1996       1995          1994

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION:

   Cash paid during the year for:
     Interest......................................................                $  7,806      $  4,246     $  1,413
     Income taxes, (net of refunds)................................                  (1,697)          163        3,310


NONCASH INVESTING AND FINANCING ACTIVITIES

On September 11, 1996, upon the approval by the stockholders of the Company, the outstanding shares of Series A preferred stock were converted into common stock on a share for share basis. The conversion resulted in the issuance of 442,264 shares of common stock to the holders of Series A preferred stock.

On July 7, 1995, the Company acquired certain of the toy business assets and assumed certain liabilities of Buddy L Inc. and its subsidiary, Buddy L (Hong
Kong) Limited, for an aggregate purchase price of $33,925,000, including expenses, and including the issuance of (i) $4,753,000 one-year notes and (ii) 756,667 shares of common stock. The acquisition was funded as follows (in thousands):


        Sale of common stock (247,392 shares).....................................$    1,794
        Sale of Series A cumulative convertible preferred stock (442,264 shares).      3,206
        Borrowings under line of credit..........................................      7,512
        Borrowings under senior subordinated notes...............................      7,580
        One-year notes issued to seller.........................................       4,753
        Issuance of common stock to seller (756,667 shares)......................      9,080
                                                                                  ----------
                                                                                  $   33,925
                                                                                  ==========


The components of cash used for the acquisition as reflected in the consolidated statements of cash flows are as follows (in thousands):

        Fair value of assets acquired................................ $  37,829
        Liabilities assumed..........................................    (3,904)
        One-year notes issued........................................    (4,753)
        Common stock issued (756,667 shares).........................    (9,080)
                                                                     -----------
        Cash paid in acquisition.....................................$   20,092
                                                                     ===========

During 1996, the Company finalized its allocation of the purchase price of the acquisition by increasing assets acquired and increasing liabilities assumed by $643,000 and $167,000, respectively, and decreasing excess cost over fair value of net assets acquired by $475,000.

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

        Fair value of assets acquired, net of cash acquired................$   37,371
        Liabilities assumed................................................   (24,907)
        One-year notes issued..............................................    (3,250)
        Common stock issued (1,076,923 shares)............................     (6,596)
                                                                           -----------
        Cash paid in acquisition, net of cash acquired.....................$    2,618
                                                                           ===========

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

See notes to consolidated financial statements.

EMPIRE OF CAROLINA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994





1.      SUMMARY OF BUSINESS OPERATIONS, GOING CONCERN MATTERS AND
           SUBSEQUENT EVENTS

          Business Operations - Empire of Carolina, Inc. ("Empire" or the "Company") is engaged in the design, manufacture and marketing of toys and plastic decorative holiday products through its wholly-owned subsidiaries Empire Industries, Inc. ("Empire Industries") and Marchon Toys Limited ("Marchon Toys").

          On July 7, 1995, two wholly-owned subsidiaries of Empire, acquired certain of the toy business assets and assumed certain liabilities of Buddy L Inc., a Delaware corporation and a wholly-owned subsidiary of SLM International, Inc., and Buddy L (Hong Kong) Limited, a Hong Kong corporation and a subsidiary of Buddy L Inc. (the toy business of Buddy L Inc. and Buddy L (Hong Kong) Limited, collectively referred to as "Buddy L").

          The 1995 acquisition of Buddy L and the 1994 acquisition of Marchon, Inc. ("Marchon") are discussed in Note 4.

          The Company's 1996 business plan required it to significantly ramp up production during the third quarter to meet peak seasonal demand. At the same time, transfer of the production of acquired Buddy L products, from Buddy L's facilities in Gloversville, NY, to Tarboro, NC, was in its final stages. In addition, production equipment included with the acquisition, as well as new equipment acquired to meet the expanded production schedule, was being installed. Difficulties associated with integrating the manufacture of Buddy L products, including the influx of transferred product and machines, lead to product damage, loss of production efficiency and missed shipping deadlines. The situation was exacerbated by the loss of the Plant Manager due to a critical illness, delays in installation and start- up of production equipment and delays resulting from two hurricanes. Primarily as a result of these circumstances, the Company incurred a net loss of $46,201,000 and had negative operating cash flows of $19,642,000 during 1996.

          In response to these circumstances, management has restructured its operations by consolidating its previous four Strategic Business Units ("SBU") into two, reducing staffing levels, rationalizing its product lines and amending borrowing arrangements with its primary lenders. The mix of products has been changed to emphasize higher margin product sourced through the Company's Hong Kong operation and introduction of new Tarboro sourced products has been limited for 1997. In addition, a new plant organization, including a new plant manager, has been put in place. Transferred and new equipment is now installed and operational.

          Although management's actions have reduced the outflow of cash, the Company's current lines of credit are insufficient to fund operations. As a result, management believes that without a significant capital infusion, either by completing the transaction described below, or an alternative transaction, the Company's cash resources will not be sufficient to fund continued operations.

EMPIRE OF CAROLINA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

          The consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The factors discussed above as well as the requirement for the Company to raise additional funding prior to April 30, 1997, (see Note 9), indicate that, if the Company, is unable to raise significant additional funding, it may be unable to continue as a going concern.

          The consolidated financial statements do not include adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities, that might be necessary should the Company be unable to continue as a going concern. However, the convertible subordinated debentures have been classified as current at December 31, 1996, to reflect the Company's failure to comply with certain loan covenants (see Note 9). The Company's continuation as a going concern is dependent upon its ability to obtain additional financing as may be required and ultimately, to operate successfully.

          Management has engaged investment bankers to assist the Company in identifying and evaluating various alternatives, including the sale of certain product lines or fixed assets, and the potential recapitalization of the Company. The Board of Directors, after presentations by the Company's legal and financial advisors and consideration of the Company's liquidity and operational requirements, concluded that pursuing the proposed investment described below is in the best interests of the Company.

          During March 1997, the Company entered into a non-binding letter of intent with an investor that proposes to invest $50 million by purchasing from the Company a combination of exchangeable convertible preferred stock and senior convertible debentures. The preferred stock and debentures would be convertible into common stock at a price equal to the market price of the stock on the date on which management and the investor established the terms of the letter of intent. Upon consummation of the transaction, the investor would own securities convertible into a substantial majority of the Company's outstanding common stock and would have immediate control of the Board. The Company has also agreed, subject to the Board's ability to satisfy is fiduciary duties, to a "no shop" provision which expires on April 13, 1997. In the event that the Company breaches that provision or enters into a definitive agreement with the proposed investor and elects not to complete the transaction, the Company would pay a breakup fee of $2.5 million.

          The American Stock Exchange ("Exchange") has advised the Company that the proposed transaction does not require stockholder approval under applicable Exchange rules and that the terms of the proposed series of Preferred Stock do not violate Exchange rules with respect to stockholders voting rights. The Company's investment bankers will be asked to issue a fairness opinion that the proposed investment is fair to the Company from a financial point of view.

EMPIRE OF CAROLINA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

          The proposal is subject to substantial conditions, including the satisfactory completion by the investor of its due diligence and the negotiation and execution of a mutually satisfactory definitive agreement. There can be no assurance that the proposed transaction will be consummated or, if consummated, that it will be on the terms and conditions described above, or as to the timing or impact to the Company of consummating the proposed transaction. In the event that the proposed transaction is not consummated, there can be no assurance that the Company will obtain the $6 million of additional financing required by the December 6, 1996 amendment to its senior loan agreement. The failure to receive additional financing may have a material adverse effect on the Company's business, financial condition and results of operations.

          In February 1997, the Company entered into a second amendment with respect to its $85,000,000 secured bank facility. Maximum borrowings under the amendment were reduced to $75,000,000. Actual availability of borrowings under the amendment is based on and secured by the Company's domestic accounts receivable, inventory, property, plant and equipment as defined by the amendment. In addition, certain financial covenants, including tangible net worth, interest coverage, and weekly cash availability, as defined, were amended. An additional $4,500,000, secured by the Company's Federal income tax receivable, was made available to the Company to fund working capital requirements. The Company incurred a fee of $1,687,500 for the amendment. Of the $1,687,500 fee, $187,500 was paid in February 1997 and the balance is payable in quarterly installments in 1998 or earlier under certain circumstances. As a result of the execution of the amended agreement, the Company was in compliance with the various financial covenants of the $85,000,000 facility at December 31, 1996.

         The Company did not make the quarterly interest payments due on December 31, 1996 on the 9% convertible subordinated debentures and was not in compliance with certain financial covenants. The Company has received a waiver of any and all events of noncompliance under the subordinated debentures, so long as the Company is diligently pursuing the proposed investment referred to above. If for any reason such proposed investment is terminated, the debenture holders reserve the right to terminate this waiver by providing written notice to the Company.

2.         SIGNIFICANT ACCOUNTING POLICIES


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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

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

                        Buildings and improvements..........10 - 35 years
                        Machinery and equipment..............5 - 10 years
                        Molds.....................................3 years
                        Furniture and fixtures...............7 - 10 years
                        Computer equipment....................3 - 5 years

          Debt Issue Costs - The costs related to the issuance of debt are capitalized and amortized to interest expense using the effective interest method over the lives of the related debt. Such amounts are included in other current and noncurrent assets in the consolidated balance sheets.

          Sales - Sales generally are recorded by the Company when products are shipped to customers. Sales are recorded net of anticipated returns, discounts and allowances.

          Research and Development - Research and development costs, included in selling and administrative expenses (1996 - $3,225,000; 1995 - $2,984,000; 1994 - $1,112,000), are expensed as incurred.

          Deferred Income Taxes - Deferred income taxes are accounted for in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." Deferred income taxes (benefits) are provided on temporary differences between the financial statement carrying values and the tax basis of assets and liabilities.

          Identifiable and Unidentifiable Intangible Assets - Excess of cost over fair value of net assets acquired relating to the Company's acquisitions of Marchon and Buddy L are being amortized on a straight-line basis over a period of twenty years. Amortization expense for 1996, 1995 and 1994 was $832,000, $641,000 and $104,000,
          respectively. Accumulated amortization at December 31, 1996 and 1995 was $1,577,000 and $745,000, respectively. Additional consideration paid in connection with the earnout provision of the Buddy L acquisition will result in an adjustment of the purchase price and a corresponding increase of the excess of cost over fair value of net assets acquired. Such amounts will be amortized over the remaining useful life (see Note 4).

          Patents, trademarks, tradenames, and licensing agreements represent assets acquired relating to the Company's acquisitions of Marchon and Buddy L and are carried at fair market value on the date of acquisition less accumulated amortization. These assets are being amortized on a straight-line basis over their estimated useful lives, which range from one to fifteen years. Amortization expense for 1996, 1995 and 1994 was $686,000, $1,091,000 and $200,000,

EMPIRE OF CAROLINA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

          respectively. Accumulated amortization at December 31, 1996 and 1995 was $1,977,000 and $1,291,000, respectively.

          The Company assesses the recoverability of identifiable and unidentifiable intangible assets based on management's projections of future cash flows of acquired businesses, including the related product lines, as appropriate. If an impairment was indicated, based on a comparison of the projected future cash flows with the carrying value of the intangible assets, an adjustment was made to reduce the carrying value to fair value. During 1996, the Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." Accordingly, long-lived assets are reviewed for impairment, generally on a product line by product line basis whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If an evaluation is required, the projected future undiscounted cash flows attributable to each product line would be compared to the carrying value of the long-lived assets (including an allocation of goodwill, if appropriate) of that product line to determine if a write-down to fair value is required. The Company also evaluates the remaining useful lives to determine whether events and circumstances warrant revised estimates of such lives (see Note 3).

          Foreign Currency - The financial position and results of operations of Marchon Toys are measured using local currency as the functional currency. Foreign currency assets and liabilities are translated into their U.S. dollar equivalents based on rates of exchange prevailing at the end of each respective year. Revenue and expense accounts are translated at prevailing exchange rates during the year. Gains and losses resulting from foreign currency translation are accumulated as a separate component of stockholders' equity. Transactions in foreign currencies are translated at the rates in effect on the dates of the transactions.

          Accounting for Stock-Based Compensation - The Company accounts for employee stock compensation in accordance with Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees." Under APB No. 25, the total compensation expense is equal to the difference between the award's exercise price and the intrinsic value at the measurement date which is the first date that both the exercise price and number of shares to be issued is known. SFAS No. 123, "Accounting for Stock-Based Compensation", is effective January 1, 1996. SFAS No. 123 requires expanded disclosures of stockbased compensation arrangements with employees and encourages (but does not require) compensation cost to be measured based on the fair value of the equity instrument awarded. Companies are, however, permitted to continue to the apply APB No. 25. The Company will continue to apply APB No. 25 to its stock- based compensation awards to employees and will disclose the required pro forma effect on net income and earnings per share.

          Earnings Per Share - Primary earnings per share are based on the weighted-average shares of common stock and dilutive common stock equivalents outstanding during the year. Fully diluted earnings per share are based on the weighted-average shares of common stock and dilutive common stock equivalents outstanding during the year, conversion of all convertible securities into common stock, and contingently issuable shares. All of the various common stock

EMPIRE OF CAROLINA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


          equivalents, convertible securities and contingently issuable shares are excluded from primary and fully-diluted earnings per share because they are anti-dilutive.

          Use of Estimates - The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

          Newly Issued Accounting Pronouncements Not Yet Adopted - In February 1997, SFAS No. 128, "Earnings Per Share", was issued. This Statement establishes standards for computing and presenting earnings per share
          (EPS) and applies to entities with publicly held common stock or potential common stock. This Statement simplifies the standards for computing earnings per share previously found in APB Opinion No. 15, Earnings Per Share, and makes them comparable to international EPS standards. It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. This Statement is effective for financial statements issued for periods ending after December 15, 1997, including interim periods; earlier application is not permitted. This Statement requires restatement of all prior-period EPS data presented. The Company has not evaluated the impact of the adoption of this statement on the consolidated financial statements.

          Reclassifications - Certain amounts for 1995 and 1994 have been reclassified to conform to 1996 presentation.

EMPIRE OF CAROLINA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

 3.       NONRECURRING INVENTORY AND RESTRUCTURING AND OTHER CHARGES

           Nonrecurring Inventory Charges -During 1996, difficulties experienced at the Company's Tarboro, NC plant, which are discussed in more detail in Note 1, resulted in significant nonrecurring costs related to inventory. These costs included the excess cost of temporarily outsourcing production of certain products and an increase in scrap and damaged inventory at the Tarboro plant. In addition, the Company determined that a substantial amount of work in process and parts inventory, obtained as part of the Buddy L acquisition, was no longer usable. Furthermore, the Company decided to discontinue the production and sale of certain toys marketed under the Empire, Marchon or Buddy L names. These nonrecurring inventory charges are summarized as follows:

         Provisions for, or write-offs of unsaleable, scrapped and damaged
            inventories                                              $ 9,285,000
         Costs related to outsourcing certain production               2,400,000
         Write-offs of inventories associated with discontinued
           product lines                                                 500,000
                                                                       ---------
         Total ($1,900,000 incurred in the fourth quarter)          $ 12,185,000
                                                                    ============


          Restructuring and Other Charges - The restructuring costs and other charges incurred during the year ended December 31, 1996, resulted from actions taken in response to the reduction in operating margins experienced during the third and fourth quarters (see Note 1). The Company has restructured its operations and reduced costs by eliminating administrative and manufacturing jobs and curtailing non-essential spending. The Company has also provided additional amounts for costs related to (i) exiting the Gloversville, New York facility, (ii) lease termination costs for duplicate facilities and
          (iii) chargebacks by customers for late or missed shipping dates. Additionally, a review of the carrying value of long-lived and intangible assets related to the discontinued products has been made in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". Based on this evaluation, the Company wrote off patents, trademarks and tradenames associated with the discontinued products, including a pro-rata portion of goodwill attributed to them.

          The restructuring costs incurred during the year ended December 31, 1995, were related primarily to the acquisitions of Buddy L and Marchon and included the cost of (i) relocation of production from the Gloversville, New York facility, (ii) establishing a corporate headquarters in Delray Beach, Florida, (iii) employee severance costs and (iv) lease termination cost of duplicate facilities. Restructuring costs and other charges for the years ended December 31, 1996 and 1995 are summarized as follows:

EMPIRE OF CAROLINA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994







                                                        1996         1995
Employee severance costs                             $1,100,000   $  783,000

Relocation of Buddy L operations to Tarboro, NC       2,000,000    4,200,000

Write off patents, trademarks and trade names
  associated with discontinued products, including
  a pro-rata portion of goodwill                      4,000,000         --

Provision for chargebacks by customers for late or
  missed shipping deadlines                           1,000,000         --

Cost of establishing  a corporate headquarters in
  Delray Beach, Florida                                    --      2,267,000

Lease termination costs for duplicate facilities        400,000      300,000
Other                                                   300,000         --
                                                     ----------   ----------

Total ($1,300,000 and $6,451,000 incurred in the
 fourth quarters of 1996 and 1995, respectively)     $8,800,000   $7,550,000
                                                    ===========   ==========

          It is currently anticipated that substantially all incurred but unpaid amounts as of December 31, 1996 will be expensed during 1997.


4.        ACQUISITION OF MARCHON AND BUDDY L

          Marchon, Inc. - On October 13, 1994, the Company acquired all of the common stock of Marchon, Inc. The stockholders of the former Marchon received, in consideration of such merger, 1,076,923 shares of the Company's common stock and $6,500,000 in cash (payable $3,250,000 at closing and the balance one year from closing). The acquisition has been accounted for by the purchase method of accounting. The $10,500,000 excess of the purchase price over the fair value of assets acquired and liabilities assumed with the acquisition has been allocated to goodwill. The operating results of this acquisition are included in the Company's consolidated results of operations from the date of acquisition.

          Buddy L - On July 7, 1995, two subsidiaries of the Company acquired certain of the toy business assets and assumed certain liabilities of Buddy L. The purchased assets comprise the former toy manufacturing, design and marketing business of Buddy L. The consideration for the acquisition included the following: (i) 756,667 shares of the Company's common stock (and up to 454,000 shares of common stock as price protection in the event Buddy L sells the aforementioned received common stock under certain circumstances between July 7, 1996 and

EMPIRE OF CAROLINA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


          December 31, 1997 for less than $12.00 per share); (ii) approximately $15,600,000 in cash and $4,753,000 of one-year 10% notes issued to Buddy L for the purchase of domestic and Canadian inventory and receivables; and (iii) a five-year earnout based upon an amount equal to either 1 1/2% of consolidated sales of the Company's and Buddy L's products or, at Buddy L's option, a percentage of the Company's consolidated earnings before interest and income taxes based on the sale of Buddy L products, but in no event will the earnout be less than $3,250,000, including $1,250,000 in cash paid at closing (which sum was included in (ii) above), with the excess over $3,250,000 subject to certain offsets not to exceed $10,000,000. The amount of earnout is also limited so as not to exceed certain levels except under certain circumstances. Buddy L also received certain demand and "piggyback" registration rights with respect to the Company's common stock.

          The $4,800,000 excess of the purchase price over the fair values of assets acquired and liabilities assumed with the acquisition has been allocated to goodwill. Approximately $4,300,000 of the purchase price of the assets of Buddy L has been allocated to the trademarks acquired.

          To provide a portion of the funds needed to finance the acquisition, the Company issued three-year senior subordinated notes in the aggregate principal amount of $7,580,000 bearing interest at the rate of 12% per annum. The holders of the notes were issued four-year warrants for the purchase of up to 758,000 shares of the Company's common stock on the basis of one share of common stock for each $10 of notes acquired, exercisable commencing July 7, 1997 at an exercise price of $9.00 per share (see subsequent redemption at Note 11). The Company also issued 247,392 shares of its $.10 par value common stock at $7.25 per share and 442,264 shares of its $.01 par value Series A cumulative convertible preferred stock at $7.25 per share.

          The following unaudited proforma results of continuing operations assume the transactions described above occurred as of January 1, 1994 after giving effect to certain adjustments, including amortization of the excess of cost over underlying net assets (in thousands, except per share amounts):



                                                1995         1994
Net sales                                  $ 187,193    $ 215,102
Loss from operations before income taxes     (22,218)     (73,212)

Net loss                                     (14,693)     (48,647)
Loss per share:
Primary and fully diluted                      (2.83)       (9.27)

          The unaudited pro forma financial information does not purport to be indicative of the results of operations that would have occurred had the transactions taken place at the beginning of the periods presented or of future results of operations.

EMPIRE OF CAROLINA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


5.        CHANGE IN CONTROL

          On September 30, 1994 the Company redeemed 11,766,634 shares of its common stock for $6.50 per share from Maurice A. Halperin, Barry S. Halperin, Carol A. Minkin, members of their families and Halco Industries, Inc. (collectively, the "Halperin Group") who owned, in the aggregate, approximately 91% or 13,566,000 shares of the outstanding shares of common stock of the Company. Subsequent to the redemption on September 30, 1994, Maurice A. Halperin and Barry S. Halperin resigned as directors and officers of Empire and its subsidiaries, and Carol A. Minkin resigned as a director of Empire. Thereafter, on September 30, 1994, Steven Geller ("Geller") was elected Chairman of the Board and Chief Executive Officer of Empire.

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

          Effective July 15, 1994, Geller and Neil Saul ("Saul") entered into employment agreements with minimum terms of three years, pursuant to which Geller became Chairman and Chief Executive Officer of Empire Industries, and Saul became President of Empire Industries. In connection with such employment, on July 18, 1994, each of Messrs. Geller and Saul were granted options to purchase an aggregate of 500,000 shares of common stock pursuant to the Company's 1994 Stock Option Plan. Options to acquire 60,376 shares of common stock vest over a three-year period and are exercisable at $6.625 per share and options to acquire 439,624 shares of common stock vest over a three-year period and are exercisable at $6.50 per share. Pursuant to the terms of Geller's employment agreement, upon the closing of the redemption of the Halperin Group's shares, the obligations of Empire Industries under such employment agreement were assigned to the Company. Thereafter, the Board elected Geller Chairman of the Board and Chief Executive Officer of the Company. In connection with a 1995 severance agreement, Saul's employment with the Company was severed and all of Saul's options, except for 9,940 shares which were exercised, expired during the first quarter of 1996.

          In connection with the merger of Marchon, which is discussed in Note 4, Marvin Smollar ("Smollar"), the former Chairman of the Board of Directors, President and principal stockholder of Marchon, was appointed to the Company's Board of Directors and became the Company's President and Chief Operating Officer on October 13, 1994.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


          Registered Trust (the "Trust"). The Trust agreed to be bound by the Shareholders' Agreement and the Marchon Shareholders' Agreement, as discussed below.

          Geller, Saul, Smollar, Champ, and holders of $14.9 million of the Company's 9% convertible debentures, entered into a Shareholders' Agreement ("Shareholders' Agreement") dated December 22, 1994. So long as it is in effect, the Shareholders' Agreement takes precedence over a stockholders' agreement (the "Marchon Shareholders' Agreement") among Geller, Smollar and Saul, dated October 14, 1994 (Geller, Smollar and Saul, and their permitted transferees collectively the "Geller Group"). Under the Shareholders' Agreement, the parties have been granted rights of first refusal and co-sale rights upon certain transfers of shares of the Company's common stock. In addition, the debenture holders, for a one-year period commencing on the fifth anniversary of the date of the Shareholders' Agreement, had one right (the "Put Right"), subject to certain conditions, to cause the Geller Group, at the option of the Geller Group, to either (i) purchase the Company's common stock or cause third parties to purchase the Company's common stock that would result from the conversion by the debenture holders and certain other shares at either an agreed to or appraised value or (ii) use their best efforts (including, but not limited to, voting their shares) to effectuate a sale of the Company's stock or assets on terms reasonably acceptable to the debenture holders and the Geller Group. The Put Right expired during May 1996.

          The Shareholders' Agreement also contains provisions regarding the composition of the Board of Directors of the Company (the "Board of Directors"). The Shareholders' Agreement provides that a super majority of the members of the Board of Directors are required to approve certain major transactions. As a result of the losses incurred in 1996, such debenture holders have the right to designate a majority of the members of the Board of Directors.

          At December 31, 1996, Geller, the Trust and the debenture holders collectively owned, assuming conversion of exercisable options, warrants, and convertible debentures, or have voting power with respect, to approximately 5,600,000 shares or 55% of the Company's common stock.

6.        INVESTMENTS

          Effective January 1, 1994, the Company adopted SFAS No. 115. In accordance with SFAS No. 115, the Company records its investments in marketable equity securities, which are classified as available for sale, at fair value. The effect of the adoption of SFAS No. 115 was not material to the Company's financial statements.

          At December 31, 1994, the Company determined that the decline in fair value for all of their securities was other than temporary. In accordance with SFAS No. 115, the Company recorded a $773,000 writedown to reflect its securities at net realizable value and included such writedown in the consolidated statement of operations for the year ended December 31, 1994. Included in interest income, dividends and net realized gains (losses) are net realized losses on sales of marketable securities of $104,000, $3,000 and $140,000 for the three years ended

EMPIRE OF CAROLINA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


          December 31, 1996, 1995 and 1994, respectively. At December 31, 1996 and 1995, investments in marketable equity securities were $-0- and $189,000, respectively.

7.        INVENTORIES

          A summary of inventories, by major classification, at December 31, 1996 and 1995 is as follows (in thousands):

                                     1996      1995

Raw materials and purchase parts   $ 8,658   $13,591
Work-in-process ................     4,593     2,169
Finished goods .................    11,864    14,418
                                   -------   -------
                                   $25,115   $30,178
                                   =======   =======

          Inventories are net of writedowns for estimated obsolescence and lower of cost or market reserves of $10,954,000 and $3,141,000 at December 31, 1996 and 1995, respectively.

8.        PROPERTY, PLANT AND EQUIPMENT, NET

          Property, plant and equipment at December 31, 1996 and 1995 consists of the following (in thousands):

                                       1996      1995
Land .............................   $   223   $   223
Buildings and improvements .......    11,716    11,393
Machinery and equipment ..........    26,176    21,683
Molds ............................    18,279    15,472
Furniture and fixtures ...........       747       709
                                     -------   -------
Total ............................    57,141    49,480

Less accumulated depreciation ....    32,296    25,840
                                     -------   -------
Property, plant and equipment, net   $24,845   $23,640
                                     =======   =======


9.        NOTES PAYABLE AND LONG TERM DEBT

          The following table summarizes notes payable and long-term debt as of December 31, 1996 and 1995 (in thousands):

                                                        1996      1995

Lines of credit ............................   (a)   $55,372   $45,612

Three-year term note .......................   (a)    10,690      --
One-year notes issued in Marchon acquisition   (b)      --         166
Hong Kong facilities .......................   (c)       520       600
9% convertible subordinated debentures .....   (d)    14,139    13,851
12% senior subordinated notes ..............   (e)      --       7,959
One-year notes issued in Buddy L acquisition   (f)      --       2,828
                                                     _______   _______
                                                      80,721    71,016
Less notes payable and current portion of
  long-term debt ...........................          72,851    49,206
                                                     -------   -------
Total long-term debt .......................         $ 7,870   $21,810
                                                     =======   =======

          (a) In May 1996, Empire Industries entered into a secured bank facility which provided up to $85,000,000 in financing. The facility was for a three-year term at an interest rate of prime plus 1% or LIBOR plus 275 basis points. Of the $85,000,000, $12,100,000 is in the form of a three-year term loan which requires monthly principal payments of $235,000. The balance of the availability of borrowings under the facility is based on, and secured by, the Company's domestic accounts receivable and inventory balances as defined, less outstanding commitments under letters of credit ($1,531,710 at December 31, 1996). The collateral under the loan agreement is substantially all of the domestic assets of Empire Industries, including all machinery, equipment, real property, accounts receivable, inventories and intangible assets; and 65% of the common stock of Marchon Toys. The facility replaced two domestic facilities of $25,000,000 each.

                    The facility was first amended in December 1996. The first amendment increased the interest rate to prime plus 1.75% (10% at December 31, 1996 and eliminated the LIBOR option. The amendment provided for changes in certain terms, including certain formulas used to calculate the eligible loan base, and required the Company to secure an additional $6 million equity investment no later than April 30, 1997. The first amendment enabled the Company to borrow up to $4,000,000 against its 1996 income tax refund. At December 31, 1996, the Company was not in compliance with certain financial ratios with respect to its three-year secured banking facility, as amended. However, the banks waived such noncompliance.

EMPIRE OF CAROLINA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994



                    In February 1997, the Company entered into a second amendment with respect to its $85,000,000 secured bank facility. Maximum borrowings under the amendment were reduced to $75,000,000. Actual availability of borrowings under the amendment is based on and secured by the Company's domestic accounts receivable, inventory, property, plant and equipment as defined by the amendment. In addition, certain financial covenants, including tangible net worth, interest coverage, and weekly cash availability, as defined, were amended. An additional $4,500,000, secured by the Company's Federal income tax receivable was made available to the Company to fund working capital requirements. The Company incurred a fee of $1,687,500 for the amendment. Of the $1,687,500 fee, $187,500 was paid in February 1997 and the balance is payable in quarterly installments in 1998 or earlier under certain circumstances. As a result of the execution of the amended agreement, the Company was in compliance with the various financial covenants of the secured banking facility at December 31, 1996.

          (b) On October 13, 1994, and in connection with the Marchon acquisition as described in Note 4, the Company issued $3,250,000 one-year notes. The notes were paid in full during 1996.

          (c) Marchon Toys meets its working capital needs through two bank credit facilities which are due on demand. Under the loan agreements, Marchon Toys can borrow up to $2,468,000 at interest rates ranging from .5% to 1.75% over the banks' best lending rates (9% and 10.25% at December 31, 1996). The availability of borrowings under the loan agreements is based on Marchon Toys' eligible accounts receivable and inventory balances, as defined. All of Marchon Toys' assets are collateral under the loan agreements.

          (d) On December 22, 1994, the Company issued 9%, five-year subordinated debentures in the aggregate principal amount of $15,000,000, convertible into an aggregate of up to 2,000,000 shares of the Company's common stock at $7.50 per share. Concurrent with and dependent upon the closing of the debenture financing, the Company issued warrants to purchase an additional 1,000,000 shares of common stock at an exercise price of $7.50 per share to Geller and his designees. The proceeds from the debenture financing have been allocated between the debentures and the warrants based on fair values. On December 31, 1996, the Company did not make the quarterly interest payments on the debentures and was not in compliance with certain financial covenants. As a result, the convertible subordinated debentures have been classified as current on the consolidated balance sheet at December 31, 1996. The Company has received a waiver of any and all events of noncompliance under the subordinated debentures, so long as the Company is diligently pursuing the proposed investment referred to in Note 1. If for any reason such proposed investment is terminated, the debenture holders reserve the right to terminate this waiver by providing written notice to the Company.

          (e) In connection with the Buddy L acquisition described in Note 4, the Company issued three-year senior subordinated notes in the aggregate principal amount of $7,580,000 bearing interest at the rate of 12% per annum, with no right of redemption prior to

EMPIRE OF CAROLINA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


                    maturity other than (i) the right of the Company to call for the entire redemption thereof on the first anniversary of the issuance of such notes by paying the principal balance thereof, accrued interest thereon and a premium equal to 10% of the principal balance and (ii) the right of a majority in interest of the holders of the notes to put all of the notes to the Company for the principal balance thereof, accrued interest thereon and a premium equal to 20% of the principal balance on the second anniversary of the issuance of such notes. On July 5, 1996, the Company exercised its option to redeem all $7,580,000 senior subordinated notes at a premium of 10% of the principal balance and, thus, retired the related 758,000 warrants to purchase common stock (see Note
                    11).

          (f) On July 7, 1995 and in connection with the Buddy L acquisition as described in Note 4, the Company issued $4,753,000 one-year notes. The notes were paid in full during 1996.

          Long-term debt is carried net of any related discount or premium.

          Certain of the Company's debt arrangements contain requirements as to the maintenance of minimum levels of working capital, leverage ratios and tangible net worth, and prohibit the Company from paying dividends. Also, certain of the debt arrangements contain various security interests and restrictive covenants which limit the ability of the subsidiaries to loan, advance and dividend substantially all of their net assets. All property, plant and equipment, with a net book value of approximately $24,845,000 at December 31, 1996, and inventories and accounts receivable (approximately $64,793,000 at December 31, 1996) have been pledged as collateral for the Company's indebtedness.

          Principal maturities of notes payable and long-term debt are as follows (in thousands):

1997.........................................$   72,851
1998 .........................................    2,820
1999 .........................................    5,050

10.       INCOME TAXES

          The balances of deferred income tax assets and liabilities at December 31, 1996 and 1995 are as follows (in thousands):



                                                                                 1996        1995
                                                                               --------    --------
            Current deferred income tax assets relate to:
              Reserves for indemnification obligations
                 of companies sold .........................................   $    276    $    517
              Accruals to related parties ..................................        354         260
              Other accruals not currently deductible ......................      2,292       3,078
              Inventories ..................................................      4,465         812
              Allowance for bad debts ......................................      1,310         711





EMPIRE OF CAROLINA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994





                                                                                 1996        1995
                                                                               --------    --------

              Allowance for marketable securities ..........................       --           147
              Prepaid assets relating to common stock warrants .............         77         116
              Other ........................................................        333         150
                                                                               --------    --------
                                                                                  9,107       5,791

            Less valuation allowance .......................................      6,924         195
                                                                               --------    --------

            Net current deferred tax assets ................................   $  2,183    $  5,596
                                                                               ========    ========

            Noncurrent deferred income taxes assets (liabilities) relate to:
              Basis in the stock of a majority-owned subsidiary ............   $  3,472    $  3,472
              State net economic loss carryfowards .........................      1,821        --
              Accruals and reserves not currently deductible ...............        490         594
              Capital loss carryforwards ...................................        792         792
              Basis and depreciation differences ...........................     (2,663)     (3,433)
              Other ........................................................        (80)        (36)
                                                                               --------    --------
                                                                                  3,832       1,389

            Less valuation allowance .......................................      6,015       3,472
                                                                               --------    --------

            Net noncurrent deferred tax liability ..........................   $ (2,183)   $ (2,083)
                                                                               ========    ========

          The components of income tax expense (benefit) for the years ended December 31, 1996, 1995 and 1994 are as follows (in thousands):




                                          1996        1995        1994
                                        --------    --------    --------

Current income taxes (benefits):
  Federal ...........................   $(15,845)   $ (1,792)   $    570
  State .............................     (1,821)       (260)        143
                                        --------    --------    --------

Total current income taxes (benefits)    (17,666)     (2,052)        713

Deferred income taxes (benefits) ....      5,334        (823)         95
                                        --------    --------    --------

Total ...............................   $(12,332)   $ (2,875)   $    808
                                        ========    ========    ========

          The following is a reconciliation of income tax expense (benefit) to that computed by applying the federal statutory rate of 34% to income
          (loss) before income taxes for the years ended December 31, 1996, 1995 and 1994 (in thousands):

EMPIRE OF CAROLINA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994





                                                     1996        1995        1994
                                                 --------    --------    --------

Federal tax (benefit) at the statutory rate ..   $(19,901)   $ (2,508)   $    475
Equity earnings (loss) of foreign subsidiary .        (88)       (203)         30
Amortization of goodwill .....................        576         187        --
Valuation reserve ............................      9,272        (626)       --
State income taxes, net of federal tax benefit     (1,821)       (369)         93

Other ........................................       (370)        644         210
                                                 --------    --------    --------
Total ........................................   $(12,332)   $ (2,875)   $    808
                                                 ========    ========    ========

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

          Management has determined, based on the Company's recent history of earnings and alternative tax strategies that the Company's earnings may not be sufficient to recognize its net deferred tax assets. Accordingly, the Company increased its valuation allowance by approximately $9,300,000 at December 31, 1996.

          Due to the change in control of the Company during 1994, CLR will be unable to utilize approximately $33,000,000 of operating loss carryforwards. As a result, the deferred tax asset and offsetting valuation allowance for these operating loss carryforwards have been eliminated with no effect on the Company's 1994 results of operations.

          The Company is currently involved in a federal and various state income tax audits. The Company believes it has adequate reserves for the potential impact of such audits.

11.       STOCKHOLDERS' EQUITY

          Capital Stock - The Company has 35,000,000 shares of capital stock authorized, comprised of (i) 30,000,000 shares of common stock, $.10 par value and (ii) 5,000,000 shares of preferred stock, $.01 par value. In 1995, the Board of Directors designated 442,264 shares of preferred stock as Series A cumulative convertible preferred stock (with a stated liquidation value of $7.25 per share) and, as of December 31, 1995, 442,264 shares of Series A cumulative convertible preferred stock were issued and outstanding. On September 11, 1996, upon the approval by the stockholders of the Company, the outstanding shares of Series A preferred stock were converted into common stock on a share for share basis. The conversion resulted in the issuance of 442,264 shares of common stock to the holders of Series A preferred stock. The holders of Series A preferred were not entitled to receive any dividend during the period such shares were outstanding.

EMPIRE OF CAROLINA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


          On June 25, 1996, the Company sold 1,400,000 shares of its common stock in a public offering (the "Offering") which resulted in net proceeds to the Company of approximately $17,396,000 (including proceeds to the Company upon the exercise by certain selling stockholders of stock options and warrants to acquire 356,100 shares of common stock). Supplemental loss per share assuming the Offering had taken place on January 1, 1996 would be $6.35.

          Paid-In Capital - In 1996, paid-in capital was increased by $17,220,000 for the issuance of 1,400,000 shares of common stock in the Offering (including the exercise by certain selling stockholders of stock options and warrants). Paid-in capital decreased by $40,000 for the conversion of 442,264 shares of Series A preferred stock into common stock. Also during 1996, paid-in capital was increased by $65,000 due to the exercise of employee stock options.

          During 1995, paid-in capital was increased by $10,774,000 and $3,202,000 for the issuance of 1,004,059 shares of common stock and 442,264 shares of Series A cumulative convertible preferred stock, respectively, related to the Buddy L acquisition described in Note 4.

          During 1994, paid-in capital was increased by $6,488,000 due to the issuance of 1,076,923 shares of common stock in the Marchon acquisition described in Note 4. Also during 1994, paid-in capital was increased by $1,740,000 due to the issuance of certain warrants as described below. The Company reduced paid-in capital during 1994 by $45,837,000 due to the retirement of treasury shares.

          Treasury Stock - At December 31, 1996 and 1995, there are no shares of common stock held in treasury. As described in Note 5, the Company redeemed 11,766,634 shares of the Company's stock from the Halperin Group at $6.50 per share on September 30, 1994. The total cost of the redemption, including expenses, was $76,863,000.

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

          Stock Options - The Company currently has three stock option plans: the Amended and Restated 1994 Stock Option Plan (the "1994 Plan"); the 1996 Employee Stock Purchase Plan (the "1996 Plan") and the Non-Employee Stock Option Plan (the "Directors Plan"). Options to acquire shares of the Company's common stock under the 1994 Plan are granted to key employees or consultants (including those granted to Geller as discussed in Note 5) at prices equal to the market price at the close of the market on the date of the grant. Vesting of options under the 1994 Plan is determined by the Compensation Committee at the time of the grant, and has generally been set at two to four years. The 1996 Plan, although authorized by the shareholders at the 1996 Annual Meeting, has not been implemented by the Company. The Directors Plan grants options to each outside director at the conclusion of every Annual Meeting of Stockholders. Eligible directors shall receive up to 5,000 options in the first year after their election, and 2,500 options each year thereafter. The Company is authorized to grant options to

EMPIRE OF CAROLINA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


          acquire up to 1,800,000 shares under the 1994 Plan, up to 200,000 shares under the 1996 Plan, and up to 75,000 shares under the Directors Plan.

          A summary of the status of the plans as of December 31, 1996, 1995 and 1994 and changes during the years ending on those dates is as follows:

                                                                                           Weighted
                                                                                            Average
                                                                                           Exercise
                                                                              Shares         Price

                      Balance, January 1, 1994                                     ---      $      ---
                      Granted                                                1,350,000            6.37
                                                                          -- ----------

                      Balance, December 31, 1994                             1,350,000
                      Expired                                                  (10,000)           6.19
                      Granted                                                  497,500            7.01
                                                                          -------------

                      Balance, December 31, 1995                             1,837,500
                      Exercised                                                 (9,940)           6.63
                      Expired                                                 (707,060)           6.54
                      Granted                                                   564,500           4.99
                                                                          -------------

                      Balance, December 31, 1996                              1,685,000
                                                                          ==============


          The following table summarizes information about stock options outstanding at December 31, 1996:





                                                                                          Exercisable
                                                                                ---------------------------------
   Range of           Number           Average Remaining          Weighted                         Weighted
   Exercise         of Shares             Contractual             Average           Number         Average
    Prices         Outstanding           Life (Years)          Exercise Price     of Shares     Exercise Price
  $4.50 - 9.25           1,685,000             6                   $5.99              552,510        $6.48

EMPIRE OF CAROLINA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994




          The Company applies APB No. 25 and related Interpretations in accounting for its plans.

          Accordingly, no compensation cost has been recognized for its plans. Had compensation cost for the plans been determined based on the fair value at the grant dates for awards under the plans consistent with the method of SFAS No. 123, the Company's net loss and loss per share for the years ended December 31, 1996 and 1995 would have been increased to the pro forma amounts indicated below:



                         1996              1995

Net loss:

     As reported   $  (46,201,000)   $  (4,501,000)
     Pro forma        (47,309,000)      (6,321,000)


Loss per share:

     As reported           (7.39)           (0.96)
     Pro forma             (7.57)           (1.35)


          The fair value of options granted under the Company's plans during 1996 and 1995 was estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions used:


                                1996       1995
                              -------     -------
Dividend yield                   0.00%      0.00%
 Expected volatility            56.33%     82.11%
 Risk free interest rate         6.10%      6.10%
Expected lives (years)           2.5        2.5

        Because the SFAS No. 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that expected in future years.

        STOCK WARRANTS - In 1995, the holders of the 12% three-year senior subordinated notes were issued four-year warrants for the purchase of up to 758,000 shares of the Company's common stock on the basis of one share of common stock for each $10 of notes acquired, exercisable commencing on the second anniversary of issuance at an exercise price of $9.00 per share. On July 5, 1996, the Company exercised its option to redeem all $7,580,000 senior subordinated notes at a premium of 10% of the principal balance and, thus, retired the related 758,000 warrants to purchase common stock.

        During 1995 and 1994, the Company issued warrants to certain investment bankers and consultants to purchase 321,000 shares of common stock at $7.50 per share in exchange for future services. During 1996, 116,100 warrants were exercised. The warrants expire as follows: 7,900 on November 3, 1997; 118,000 on December 27, 1997; and 79,000 on January 3, 1998.

EMPIRE OF CAROLINA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


        As discussed in Note 9, the Company issued warrants to Geller, Saul and their designees that assisted them in connection with the debenture financing, to purchase 1,000,000 shares of common stock at $7.50 per share. Fifty percent of the warrants expired on December 22, 1996. The balance expires on December 22, 1997.



12.     EMPLOYEE BENEFIT PLANS


        During the fourth quarter of 1995, Empire Industries converted a contributory profit sharing plan into a 401(k) plan. All employees with greater than one year of service may participate in the 401(k) Plan. This plan allows for voluntary contributions by employees as well as an employer matching contribution. The employer's contribution is determined each year by the Board of Directors. Participants are 100% vested in their tax-deferred, rollover, and after-tax accounts. Employer contributions are subject to a vesting schedule by which employees are 100% vested after five years of employment. Company contributions to the 401(k) plan were $41,000 in 1996 and Company contributions to the predecessor profit sharing plan were $0 and $100,000 during 1995 and 1994, respectively.


        In connection with the Marchon acquisition, the Company assumed the liability of a defined contribution employee benefit plan under Section 401(k) of the Internal Revenue Code. The Company is in the process of winding up this plan which was effectively terminated during 1994. In addition, Marchon Toys has a similar plan under which the subsidiary is required to make annual contributions equal to 5% or 7.5% of each employee's individual annual contributions based on employee compensation.

        The Company assumed the liability of a defined benefit plan of a former CLR subsidiary. The plan benefits were frozen at such time. During 1995, the plan was terminated and the plan obligations were settled through the purchase of a nonparticipating annuity contract to cover vested benefits. In accordance with the provisions of SFAS No. 88, "EMPLOYERS' ACCOUNTING FOR SETTLEMENTS AND CURTAILMENTS OF DEFINED BENEFIT PENSION PLANS AND FOR TERMINATION BENEFITS," the unrecognized net gain at December 31, 1994 of approximately $605,000 is eliminated against the excess of the cost of the annuity contract over the previously recorded projected benefit obligation. The cost of the annuity contract was approximately $3,114,000, which also approximated the plan's net assets. Accordingly, no gain or loss was recognized upon termination of the plan. There was no pension cost associated with this plan for each of the three years in the period ended December 31, 1996.

        With respect to former businesses, the Company retained sponsorship of The Isaly Klondike Company 401(k) Plan and Popsicle Industries Ltd. pension plan, both of which were effectively terminated at the closing of the sale of Isaly Klondike Company and Popsicle Industries Ltd. The Company is responsible for winding up these plans. During 1993, assets of The Isaly Klondike Company 401(k) Plan were distributed to participants. The Company is in the process of distributing to the participants the assets of the Popsicle Industries Ltd. pension plan.

EMPIRE OF CAROLINA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994



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

        The Company has assumed the liability for postretirement health care and life insurance benefits to former employees of a CLR subsidiary. The benefits will be funded as they are paid. The present value of the projected benefits due these former employees has been accrued, using a discount rate of 8.5% for 1996 and 1995, in the consolidated financial statements in accordance with SFAS No. 106, "EMPLOYERS' ACCOUNTING FOR POSTRETIREMENT BENEFITS OTHER THAN PENSIONS". The Company has accrued $822,000 and $911,000 as of December 31, 1996 and 1995, respectively, for these benefits. The net postretirement benefit cost for each of the three years ended December 31, 1996 is not material to the consolidated financial statements.

13.     COMMITMENTS AND CONTINGENCIES

        LETTERS OF CREDIT - At December 31, 1996, the Company had outstanding commitments under letters of credit totaling $1,531,710.

        LEASES - The Company is committed under various noncancelable operating leases. Future minimum lease obligations under these operating leases by year are as follows: 1997 - $1,803,000; 1998 - $1,268,000; 1999 -
        $1,114,000; 2000 - $1,028,000; 2001 - $902,000; thereafter - $4,939,000.

        The net rental expense for operating leases was approximately $1,641,000 in 1996, $1,196,000 in 1995, and $589,000 in 1994.

        INDEMNIFICATIONS - From 1989 through early 1993, the Company was engaged in additional businesses through other subsidiaries. Control of these businesses was acquired through stock acquisitions during 1989 and through the December 29, 1989 merger of AmBrit, Inc. into the Company and the December 29, 1989 merger of Clabir Corporation into the Company's newly formed subsidiary, CLR. Isaly Klondike Company and Popsicle Industries Ltd. were sold to Lipton on February 1, 1993, and Wilbur Chocolate Co., Inc. was sold on October 6, 1992.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994



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


        LITIGATION - During December 1990, George Delaney and Rehkemper I.D., Inc. v. Marchon, Inc. commenced a suit claiming infringement of various intellectual property rights which have been filed against Marchon. The Company believes that it has meritorious defenses and intends to contest such claims.

        During February 1997, Mr. Smollar commenced an action against the Company claming breaches by the Company of certain agreements between the Company and Smollar. The Company believes that it has meritorious defenses against Mr. Smollar's claims and intends to contest such allegations.


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

        In January 1997, the Company filed suit against Marvin Smollar, a director and the former Chief Operating Officer of the Company, in which the Company seeks to enforce a certain guarantee by Mr. Smollar of debt owed to the Company by 555 Corporate Woods Parkway, Inc. Mr. Smollar has denied the allegations in the Company's complaint.

        CONTINGENCIES - The Company has been identified as a potentially responsible party, along with numerous other parties, at various U.S. Environmental Protection Agency ("EPA") designated superfund sites. The Company is vigorously contesting these matters. It is the Company's policy to accrue remediation costs when it is probable that such costs will be incurred and when they can be reasonably estimated. As of December 31, 1996 and 1995, the Company had reserves for environmental liabilities of $500,000 and $600,000, respectively. The amount accrued for environmental liabilities was determined without consideration of possible recoveries from third parties. Estimates of costs for future remediation are necessarily imprecise due to, among other things, the allocation of costs among potentially responsible parties. Although it is possible that additional environmental liability related to these matters could result in amounts that could be material to the Company's consolidated financial statements, a reasonably possible range of such amounts cannot presently be estimated. Based upon the facts presently known, the large number of other potentially responsible parties and potential defenses that exist, the Company believes that its share of the costs of cleanup for its current remediation sites will not, in the aggregate, have a material adverse impact on its consolidated financial statements.

EMPIRE OF CAROLINA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994





14.     SEGMENT INFORMATION

        The Company's consolidated operations are concentrated in the following segments: (1) toys and buttons ("toys") and (2) holiday products. Information by industry segment is shown below (in thousands):





                                                                    AS OF OR FOR THE YEAR ENDED DECEMBER 31,
                                                        -----------------------------------------------------------
                                                              1996                 1995                1994
                                                        ------------------  -------------------  ------------------
         Net Sales:
           Toys......................................   $     119,706              $   121,573         $    33,003
           Holiday products..........................          29,202                   32,171              24,961
                                                        ==================  ===================  ==================
         Net Sales...................................   $     148,908              $   153,744         $    57,964
                                                        ==================  ===================  ==================
         Operating income (loss)(1):
           Toys......................................   $     (22,385)            $      1,869        $        127
           Holiday products..........................          (3,922)                   4,910               3,335
           Nonrecurring inventory charge........              (12,185)                     -                     -
           Restructuring and
             other charges...........................          (8,800)                 (7,550)
           Corporate.................................               -                  (1,123)             (2,497)
                                                        ==================  ===================  ==================
         Operating income (loss).....................   $     (47,292)           $     (1,894)        $        965
                                                        ==================  ===================  ==================
         Identifiable assets(2):

           Toys......................................   $     100,795               $   114,743         $    49,913
           Holiday products..........................          24,832                   21,610              12,303
           Corporate.................................           2,233                    3,800               5,740

                                                        ------------------  ===================  ==================
         Total assets................................   $     127,860              $   140,153         $    67,956
                                                        ==================  ===================  ==================
         Capital expenditures:
           Toys......................................   $       7,155             $      4,855         $     1,906
           Holiday products..........................           1,141                      895               2,547
           Corporate.................................               -                        -                   -
                                                        ------------------   ===================  ==================
         Total.......................................   $       8,296             $      5,750         $     4,453
                                                        ==================  ===================  ==================
         Depreciation and amortization:
           Toys......................................   $      8,060              $      5,925         $     1,277
           Holiday products..........................          1,614                     1,286                 994
           Corporate.................................              -                         -                  12
                                                        ==================  ===================  ==================
         Total.......................................   $      9,674              $      7,211         $     2,283
                                                        ==================  ===================  ==================


EMPIRE OF CAROLINA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994



         (1) For 1996 and 1995, nonrecurring inventory and restructuring and other charges have not been allocated to a segment. For 1995, investment banking fees have not been allocated to a segment and are included as corporate expenses. Corporate expenses for 1994 related primarily to executive compensation of the prior management group and contributions not directly attributable to the Company's toy and holiday product segments.

         (2) The identifiable assets of each industry segment include: (i) assets that are used exclusively by that industry segment and
                (ii) an allocated portion of assets used jointly by more than one industry segment. Corporate assets consist principally of cash, marketable securities and other assets.


        The Company has a Hong Kong based subsidiary, acquired in the Marchon acquisition, which oversees the sourcing of products from manufacturers in the Far East. Sales sourced through the Company's Hong Kong based subsidiary for the year ended December 31, 1996 were $38,708,000 to U.S. based customers and $4,183,000 to foreign customers. Sales sourced through the Company's Hong Kong based subsidiary for the year ended December 31, 1995 were $34,455,000 to U.S. based customers and $7,390,000 to foreign customers. For the period from the acquisition date, October 13, 1994, to December 31, 1994, sales were $9,012,000 to U.S. based customers and $2,728,000 to foreign customers. Gross profit for the years ended December 31, 1996 and 1995 and for the period October 13 to December 31, 1994 was $10,199,000, $13,844,000 and
        $5,088,000, respectively. Total assets as of December 31, 1996 and 1995 were $4,642,000 and $6,697,000, respectively.

        Intercompany sales between the Company's foreign and domestic operations for the years ended December 31, 1996 and 1995 and for the period October 13 to December 31, 1994 were $12,700,000, $11,557,000 and
        $1,299,000, respectively.

        For the toy segment, sales to significant customers, individually, were 23%, 23%, and 9% of toy sales, respectively, in 1996; 23%, 15%, and 13% of toy sales, respectively, in 1995; and 18%, 17%, and 11% of toy sales, respectively, in 1994. No other customer accounted for more than 10% of the Company's toy sales in those years.

        For the holiday products segment, sales to significant customers, individually, were 31%, 14% and 10% of holiday products sales, respectively, in 1996; 29% and 13% of holiday products sales, respectively, in 1995; and 34% and 6% of holiday products sales, respectively, in 1994. No other customer accounted for more than 10% of the Company's holiday products sales in those years.

EMPIRE OF CAROLINA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994



15.     RELATED PARTIES

        To provide a portion of the funds needed to finance the Buddy l acquisition, the Company issued $7.58 million of three-year 12% senior subordinated notes. Mr. Geller and Mr. Matalene acquired $500,000 and $100,000 principal amount of these senior subordinated notes, respectively. In addition, Mr. Matalene serves as a non-employee director of American Bankers Insurance Company of Florida, which together with one of the affiliates, acquired an aggregate of $5 million principal amount of these senior subordinated notes. During July 1996, the Company repaid in full the 12% senior subordinated notes.


        During 1995 and in connection with the Company's acquisition of Buddy L, affiliates of Weiss, Peck & Greer, L.L.C. (collectively referred to as "WPG"), an investment firm, purchased 247,392 shares of common stock at $7.25 per share and 442,264 of Series A cumulative convertible preferred stock at $7.25 per share for an aggregate purchase price of $5,000,006. See Note 4. On September 11, 1996, upon the approval by the stockholders of the Company, the outstanding shares of Series A cumulative convertible preferred stock were converted into common stock on a share for share basis. The conversion resulted in the issuance of 442,264 shares of common stock to WPG. At December 31, 1996, WPG is the holder of 721,595 shares of common stock. Two principals of WPG are members of the Company's Board of Directors.

        WPG, on behalf of investment funds for which they are managers, is the holder of approximately $14,900,000 of the Company's 9%, five-year, subordinated convertible debentures and a party to the Shareholders' Agreement dated December 22, 1994. See Notes 5 and 9. Concurrent with the closing of this debenture financing in December 1994, WPG was issued warrants to purchase 100,000 shares of common stock at the exercise price of $7.50 per share.


        At December 31, 1996 and 1995, the Company had an unsecured receivable from the owner of its facility in Vernon Hills, Illinois of $538,000 and $506,000, respectively, related to costs incurred during its construction, which receivable is guaranteed by Marvin Smollar, a Company director and former President and Chief Operating Officer. See
        Note 13. This receivable bears interest at an annual rate of 7.5% and is due on December 31, 1998. Subsequent to December 31, 1994, the operations of Marchon were moved to the Company's facilities in Tarboro, North Carolina. Marchon terminated the lease on the Illinois facility effective June 1995. The Company also had an unsecured receivable of $55,000 at December 31, 1995, from an entity of which Mr. Smollar is a principal, related to Marchon's Pagedale, Missouri facility. This borrowing was repaid during 1996. These receivables are included in the consolidated financial statements as a reduction of consolidated stockholders' equity.


        In connection with the Marchon acquisition, the Company assumed a lease related to Marchon's Pagedale, Missouri facility from an entity of which Mr. Smollar is a principal. The lease provides for a monthly rental of $15,000 through December 15, 1995 and $20,000 thereafter. The lease per its terms, expires during 2013. This facility has not been occupied by the

EMPIRE OF CAROLINA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994




        Company since Marchon moved operations to the main Tarboro plant in the first quarter of 1995. There is currently a dispute between the Company and the landlord regarding the lease and there can be no assurance that the Company will not be obligated for the lease payments. See Note 13.

        During 1994, the Company expensed $275,000 for contributions made to the Empire Foundation (the "Foundation"), a Florida trust whose trustees were three directors of the Company, two of which were also officers of the Company, prior to the change in control discussed in Note 5. The Company does not intend to make any further contributions to the Foundation. On September 30, 1994, the Halperin Group agreed to become responsible for the management of the Foundation.


        During 1994, the Company borrowed $15,000,000 from Maurice Halperin under a bridge loan financing to finance the acquisition of Marchon. Proceeds from the issuance of convertible subordinated debentures discussed in Note 9 were used to repay $15,000,000.

                                      EMPIRE OF CAROLINA, INC. AND SUBSIDIARIES
                                            SUPPLEMENTARY FINANCIAL DATA
                                               SELECTED QUARTERLY DATA
                                                       UNAUDITED
                                        (in thousands, except per share data)




                                                          1996

                                        FIRST      SECOND       THIRD      FOURTH

Net sales ..........................  $ 22,186    $ 33,422    $ 50,453    $ 42,847
Nonrecurring inventory charges .....      --          --        10,325       1,860
Gross profit (loss) ................     5,969       7,515        (890)     (9,335)
Restructuring and other charges ....      --          --         7,497       1,303
Net income (loss) ..................    (2,156)     (1,700)    (12,884)    (29,461)
Net Income (loss) per Common share:
Primary and fully diluted earnings
per share ..........................      (.41)       (.32)      (1.82)      (3.98)

                                                            1995

                                         FIRST      SECOND      THIRD(1)    FOURTH

Net sales ..........................   $ 19,088    $ 19,631    $ 53,621    $ 61,404
Gross profit .......................      6,151       6,692      13,975      15,021
Nonrecurring restructuring and
relocation charges .................       (150)       (409)       (540)     (6,451)
Net income
(loss)..............................     (1,006)     (1,262)         53      (2,286)
Net Income (loss) per Common share:
Primary and fully diluted earnings
per share ..........................       (.24)       (.30)        .01        (.44)



(1) During the third quarter of 1995, the Company acquired certain assets and assumed certain liabilities of Buddy L. See Note 4 to notes to consolidated financial statements.

INDEPENDENT AUDITORS' REPORT


To the Board of Directors of
Empire of Carolina, Inc.

We have audited the consolidated financial statements of Empire of Carolina, Inc. and its subsidiaries as of December 31, 1996 and 1995 and each of the three years in the period ended December 31, 1996, and have issued our report thereon dated March 26, 1997, which included an explanatory paragraph as to an uncertainty regarding the Company's ability to continue as a going concern; such report is included elsewhere in this Form 10-K/A. Our audits also included the consolidated financial statement schedule of Empire of Carolina, Inc. and its subsidiaries, listed in Item 14. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



DELOITTE & TOUCHE LLP


Raleigh, North Carolina
March 26, 1997

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

EMPIRE OF CAROLINA, INC. (PARENT)

STATEMENT OF OPERATIONS
YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994




                                                              1996       1995        1994
                                                              ----       -----      -----

                                                                     (IN THOUSANDS)
  ADMINISTRATIVE INCOME (EXPENSES)                         $    401    $   (710)   $ (2,243)
                                                           --------    ---------   ---------

  OTHER INCOME (EXPENSES):
       Interest income, dividends and net realized gains        (82)      1,241       2,459
       Unrealized loss on marketable securities                --                      (670)
       Interest expense                                      (2,816)     (1,912)        (61)
       Equity in earnings of subsidiaries                   (44,232)     (5,621)        310
       Management fee income                                     60       3,060       1,100
       Other                                                   (197)         --          --
                                                           --------    ---------   ---------

           Total other income (expenses)                    (47,267)     (3,232)      3,138
                                                           --------    ---------   ---------

  INCOME (LOSS) BEFORE TAXES                                (46,866)     (3,942)        895
  INCOME TAX EXPENSE (BENEFIT)                                 (665)        559         306
                                                           --------    ---------   ---------

  NET INCOME (LOSS)                                        $(46,201)   $ (4,501)   $    589
                                                           ========    =========   =========





SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

EMPIRE OF CAROLINA, INC. (PARENT)

BALANCE SHEETS
DECEMBER 31, 1996 AND 1995 (CONTINUED)
--------------------------------------------------------------------------------


                                                  1996       1995
                                                  -----      ----
                                                  (IN THOUSANDS)
ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                   $    90   $ 1,416
     Marketable securities                          --         189
     Receivables from subsidiaries                  --      23,952
     Prepaid expenses and other current assets        29       920
                                                 -------   -------
         Total current assets                        119    26,477
NOTE RECEIVABLE FROM SUBSIDIARY                   18,513     9,580
INVESTMENT IN SUBSIDIARIES                          --      21,947
OTHER NONCURRENT ASSETS                              416     1,695
                                                 -------   -------
TOTAL ASSETS                                     $19,048   $59,699
                                                 =======   =======


The note receivable from subsidiary is subordinated to the subsidiary's bank facility and bears interest at the prime rate.

Note: The Parent accounts for its investment in its majority-owned subsidiaries using the equity method of accounting. Under the equity method, original investments are recorded at cost and adjusted by the Parent's share of undistributed earnings or losses for these companies.


                                       S-3






SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT


EMPIRE OF CAROLINA, INC. (PARENT)

BALANCE SHEETS
DECEMBER 31, 1996 AND 1995 (CONCLUDED)





                                                                                                             1996        1995
                                                                                                          --------    --------
                                                                                                              (IN THOUSANDS)
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable and accrued expenses ............................................................   $    562    $  1,040
     Federal and state taxes payable ..................................................................        967       3,685
     Indemnification obligations related to sales of subsidiaries .....................................        393       1,326
                                                                                                          --------    --------
         Total current liabilities ....................................................................      1,922       6,051
CONVERTIBLE SUBORDINATED DEBENTURES ...................................................................     14,139      13,851
SENIOR SUBORDINATED NOTES .............................................................................       --         7,959
OTHER NONCURRENT LIABILITIES ..........................................................................        669         781
                                                                                                          --------    --------
         Total Liabilities ............................................................................     16,730      28,642
                                                                                                          --------    --------
STOCKHOLDERS' EQUITY:
    Common stock, $.10 par value, 30,000,000 shares authorized; shares issued and outstanding: 1996 - 7,404,000; 1995 - 5,195,000
    Series A cumulative convertible preferred stock, $.01 par .........................................        740         519
     value, 5,000,000 shares authorized; shares issued and
      outstanding: 1996 - 0; 1995 - 442,264
     Additional paid-in capital .......................................................................       --             4
     Deficit ..........................................................................................     50,438      33,193
                                                                                                           (48,860)     (2,659)

                                                                                                          --------    --------
         Total stockholders' equity ...................................................................      2,318      31,057
                                                                                                          --------    --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ............................................................   $ 19,048    $ 59,699
                                                                                                          ========    ========



SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT


EMPIRE OF CAROLINA, INC. (PARENT)

STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994 (CONTINUED)





                                                                       1996        1995        1994
                                                                              (IN THOUSANDS)


CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss) ..........................................   $(46,201)   $ (4,501)   $    589
     Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities: ................
       Non-cash adjustments .....................................     43,403       6,305         556
       Changes in assets and liabilities ........................       (471)         87      (1,887)
                                                                    --------    --------    --------

         Net cash provided by (used in) operating activities ....     (3,269)      1,891        (742)
                                                                    --------    --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisition of Marchon .....................................       --          --        (3,818)
     Loans to Halco Industries, Inc. ............................       --          --        (3,825)
     Repayment of loan by Halco Industries, Inc. ................       --          --        25,825
     Proceeds from sales of property and equipment ..............       --          --           125
     Proceeds from sales of marketable securities ...............         85       1,655      66,606
     Note receivable from subsidiary ............................     (8,933)     (9,580)       --
     Net advances to subsidiaries ...............................      1,607      (5,220)     (7,524)
     Management fees received from subsidiaries .................         60       3,060       1,050
     Collections from (advances to) stockholder .................       --            35         (35)
                                                                    --------    --------    --------
         Net cash provided by (used in) investing activities ....     (7,181)    (10,050)     78,404
                                                                    --------    --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Repayment of Marchon long-term debt ........................       --          --        (6,639)
     Repayments of notes payable ................................       --        (3,250)
     Proceeds from issuance of convertible subordinated debentures       --          --        15,000
     Purchase of treasury stock ..................................       --          --       (86,111)
     Repayment of senior subordinated notes ......................     (8,338)       --          --
     Proceeds from issuance of  common stock .....................     14,485       1,794        --
     Proceeds from issuance of preferred stock ...................       --         3,206        --
     Proceeds from issuance of senior subordinated notes .........       --         7,580        --

     Proceed from stock options and warrants exercised ...........      2,977        --          --
Other ............................................................       --           245        --
                                                                    --------    --------    --------

         Net cash provided by (used in) financing activities ....      9,124       9,575     (77,750)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ............     (1,326)      1,416         (88)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR ....................      1,416        --            88
                                                                    --------    --------    --------

CASH AND CASH EQUIVALENTS, END OF YEAR ..........................   $     90    $  1,416    $   --
                                                                    ========    ========    =========

SCHEDULE I -CONDENSED FINANCIAL INFORMATION OF REGISTRANT

EMPIRE OF CAROLINA, INC. (PARENT)

STATEMENT OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994 (CONCLUDED)





SUPPLEMENTAL DISCLOSURES OF CASH FLOW          1996         1995           1994
  INFORMATION                                  -----        -----          ----
                                                         (IN THOUSANDS)
Cash paid during the year for:
Interest ...............................      $ 3,301       $ 1,046      $   316
Income taxes, net of refunds ...........       (1,834)           97        2,027


NONCASH INVESTING AND FINANCING ACTIVITIES

On September 11, 1996, upon the approval by the stockholders of the Company, the outstanding shares of Series A Preferred Stock were converted into common stock on a share for share basis. The conversion resulted in the issuance of 442,264 shares of common stock to the holders of Series A Preferred Stock.

On July 7, 1995, two subsidiaries of the Company acquired the toy business assets and assumed certain liabilities of Buddy L Inc. and its affiliate, Buddy L (Hong Kong) Limited, for an aggregate purchase price of $33,925,000, including
(i) the issuance of $4,753,000 one-year notes and (ii) the issuance of 756,667 shares of common stock. Funding for the acquisition included (i) issuance of 247,392 shares of common stock, (ii) issuance of 442,264 shares of Series A cumulative convertible preferred stock and (iii) borrowings under senior subordinated notes ($7,580,000).

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