Form 10-Q
period 1997-03-31
EMPIRE OF CAROLINA INC
filed 1997-05-15
CIK 312840

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

                                   (Mark One)
              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1997

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from __________ to __________

                          Commission File No.  1-7909

                            EMPIRE OF CAROLINA, INC.
                            ------------------------
             (Exact name of Registrant as specified in its charter)

          Delaware                                             13-2999480
          --------                                             ----------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                           Identification Number)

            5150 LINTON BOULEVARD, 5TH FLOOR, DELRAY BEACH, FL 33484
            --------------------------------------------------------
                    (Address of principal executive office)
                                   (Zip Code)

                                 (561) 498-4000
                                 --------------
              (Registrant's telephone number, including area code)


               __________________________________________________
              (Former name, former address and former fiscal year,
                         if changed since last report.)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days.   Yes    X         No
                                          -----           -----

The number of shares outstanding of the Registrant's Common Stock, $.10 par value, as of May 12, 1997 was 7,403,564.

                         PART I--FINANCIAL INFORMATION

     This Form 10-Q contains various forward-looking statements and information that are based on management's beliefs as well as assumptions made by and information currently available to management. Such statements are subject to various risks and uncertainties which could cause actual results to vary materially from those stated. Should one or more of these risks or uncertainties materialize or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, expected or projected. Such risks and uncertainties include the Company's ability to close the proposed preferred stock transaction, the Company's ability to manage inventory production and costs, to meet potential increases or decreases in demand, potential adverse customer impact due to delivery delays including effects on existing and future orders, competitive practices in the toy and decorative holiday products industries, changing consumer preferences and risks associated with customer acceptance of new product introductions, potential increases in raw material prices, potential delays or production problems associated with foreign sourcing of production and the impact of pricing policies including providing discounts and allowances. Certain of these as well as other risks and uncertainties are described in more detail in the Company's Registration Statement on Form S-1 filed under the Securities Act of 1933, Registration No. 333-4440, and the Company's Annual Report on Form 10-K/A for the year ended December 31, 1996. The Company undertakes no obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

Item 1.  Financial Statements

                   EMPIRE OF CAROLINA, INC., AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (In Thousands)

                                                 MARCH 31,      DECEMBER 31,
                                                   1997             1996
                                                -----------     ------------
                                                (Unaudited)
ASSETS
Current Assets:
  Cash and cash equivalents                       $    828        $    478
  Accounts receivable, less allowances
    and other deductions (1997-$6,349;
    1996-$8,777)                                    25,510          39,678
  Inventories, net                                  21,866          25,115
  Income taxes receivable                                           13,004
  Prepaid expenses and other current assets          1,919           2,142
  Deferred income taxes                              2,183           2,183
                                                  --------        --------
      Total current assets                          52,306          82,600
  Property, plant and equipment, net                23,077          24,845
  Excess cost over fair value of net assets
    acquired                                        12,659          12,867
  Trademarks, patents, tradenames and licenses       6,442           6,567
  Other noncurrent assets                              851             981
                                                  --------        --------
                                                  $ 95,335        $127,860
                                                  --------        --------

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
  Notes payable and current portion of long-
    term debt                                     $ 34,909        $ 58,712
  Convertible subordinated debentures               14,211          14,139
  Accounts payable--trade                           20,573          24,783
  Other accrued liabilities                         15,142          15,464
                                                  --------        --------
      Total current liabilities                     84,835         113,098
                                                  --------        --------
Long-Term Liabilities:
  Long-term debt                                     6,930           7,870
  Deferred income taxes                              2,183           2,183
  Other noncurrent liabilities                       2,878           2,938
                                                  --------        --------
      Total long-term liabilities                   11,991          12,991
                                                  --------        --------
      Total liabilities                             96,826         126,089
                                                  --------        --------
Commitments and Contingencies (Note 3)
Stockholders' Equity (Deficit):
  Common stock, $.10 par value, 30,000,000
    shares authorized, shares issued and
    outstanding; 1997 and 1996--7,403,564              740             740
  Additional paid-in capital                        50,438          50,438
  Deficit                                          (52,111)        (48,860)
  Stockholder loans                                   (558)           (547)
                                                  --------        --------
      Total stockholders' equity (deficit)          (1,491)          1,771
                                                  --------        --------
                                                  $ 95,335        $127,860
                                                  ========        ========

           See notes to consolidated condensed financial statements.

                   EMPIRE OF CAROLINA, INC., AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                              Three Months Ended March 31,
                                            --------------------------------
                                                 1997              1996
                                            --------------    --------------
                                         (In thousands except per share amount)

Net Sales                                       $25,686           $22,186
Cost of Sales                                    21,878            16,217
                                                -------           -------
Gross Profit                                      3,808             5,969

Selling and Administrative Expense                6,493             7,298
                                                -------           -------
Operating Loss                                   (2,685)           (1,329)

Interest Expense                                 (2,006)           (2,119)
                                                -------           -------
Loss Before Income Taxes                         (4,691)           (3,448)

Income Tax Benefit                                1,440             1,292
                                                -------           -------
Net Loss                                        $(3,251)          $(2,156)
                                                -------           -------
Loss Per Common Share--
  Primary and fully diluted                     $ (0.44)          $ (0.41)
                                                -------           -------
Weighted average number of common shares
  outstanding--primary and fully diluted          7,404             5,201
                                                =======           =======

           See notes to consolidated condensed financial statements.

                   EMPIRE OF CAROLINA, INC., AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                  Three Months Ended March 31,
                                                            ---------------------------------------
                                                                     1997               1996
                                                            ---------------------  ----------------
                                                            (In thousands except per share amounts)
Cash Flows From Operating Activities:
Net loss                                                             $ (3,251)     $(2,156)
Adjustments to reconcile net loss to net cash provided by
operating activities:
 Depreciation and amortization                                          2,356        2,126
 Other                                                                    639         (413)
 Changes in assets and liabilities                                     25,615        1,815
                                                                     --------      -------
   Net cash provided by operating activities                           25,359        1,372
                                                                     --------      -------

Cash Flows From Investing Activities:
 Capital expenditures                                                    (255)        (970)
 Other                                                                    (11)
                                                                     --------      -------
   Net cash used in investing activities                                 (266)        (970)
                                                                     --------      -------

Cash Flows From Financing Activities:
 Net repayments under lines of credit                                 (23,803)      (1,428)
 Repayments of notes payable                                             (940)      (1,268)
 Proceeds from issuance of common stock                                                 65
                                                                     --------      -------
   Net cash used in financing activities                              (24,743)      (2,631)
                                                                     --------      -------

Net Increase (Decrease) in Cash and Cash Equivalents                      350       (2,229)

Cash and Cash Equivalents, Beginning of Year                              478        2,568
                                                                     --------      -------
Cash and Cash Equivalents, End of Year                               $    828      $   339
                                                                     ========      =======

Supplemental Disclosures of Cash Flow Information:
 Cash paid during the period for:
  Interest                                                           $  1,365      $ 1,554
  Income taxes, (net of refunds)                                      (15,786)          43

           See notes to consolidated condensed financial statements.

                   EMPIRE OF CAROLINA, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                   Three Months Ended March 31, 1997 and 1996
                                  (Unaudited)

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

        In response to the circumstances which gave rise to the loss for fiscal 1996, management restructured its operations by consolidating its previous four SBU's into two, consolidating into one domestic manufacturing facility, reducing staffing levels, rationalizing its product lines and amending borrowing arrangements with its primary lenders.

        Although management's actions have reduced the outflow of cash, the Company's current lines of credit are insufficient to fund operations. As a result, management believes that without a significant capital infusion, either by completing the transaction described below, or an alternative transaction, its cash resources will not be sufficient to fund continued operations.

        The consolidated condensed financial statements have been prepared on a going concern basis which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The factors discussed above, as well as the requirement for the Company to raise significant additional funding prior to May 31, 1997, indicate that, if the Company is unable to raise significant additional funding, it may be unable to continue as a going concern. The independent auditors' report on the December 31, 1996 financial statements stated that "These matters raise substantial doubt about the Company's ability to continue as a going concern. . . . The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty."

        The consolidated financial statements do not include adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities, that might be necessary should the Company be unable to continue as a going concern. However, the convertible subordinated debentures have been classified as current as March 31, 1997 and December 31, 1996 to reflect the Company's failure to comply with certain loan covenants. The Company's continuation as a going concern is dependent upon its ability to obtain additional financing and operate profitably under its restructured organization.

        Management engaged investment bankers to assist the Company in identifying and evaluating various alternatives, including the sale of certain product lines or fixed assets, and the potential recapitalization of the Company. During March 1997, the Company entered into a non-binding letter of intent with an investor that proposed to invest in the Company, which proposal was withdrawn in April 1997. Following the withdrawal of such proposal, the Board of Directors, after presentation by the Company's legal and financial advisors and consideration of the Company's liquidity and operational requirements, concluded that pursuing the proposed investment described below is in the best interests of the Company.

        On May 8, 1997, the Company announced that it signed a definitive securities purchase agreement with HPA Associates, LLC ("HPA") and EMP Associates LLC ("EMP") providing for the investment of up to $16 million for newly issued convertible Series A preferred stock of the Company. The Company also reported that HPA and EMP have funded a $5 million bridge loan to provide the Company with additional liquidity during the period prior to the closing of the preferred stock investment described below. The bridge loan is repayable upon the closing of the preferred stock investment in accordance with the securities purchase agreement. At the election of the note holder, under certain circumstances, the bridge loan may be converted on a dollar for dollar basis into Series A preferred stock, described below, instead of being repaid.

        Upon funding of the bridge loan, HPA and EMP received an aggregate of five million warrants to purchase common stock at $1.375 per share, which warrants are forfeitable under certain circumstances if the $11 million preferred stock investment described below is not completed. Each warrant has a six-year term and entitles the holder thereof to purchase one share of common stock at an initial exercise of $1.375 per share (subject to anti-dilution adjustment in certain circumstances) and is callable by the Company in certain circumstances.

        The securities purchase agreement provides that HPA, EMP and other investors will purchase $11 million of newly issued convertible preferred stock on or before June 5, 1997. The Company intends to engage certain institutions to act as placement agents with respect to such preferred stock investment. The Series A preferred stock bears no dividend, is convertible into common stock at an initial conversion price of $1.25 per share (subject to anti-dilution adjustments in certain circumstances), has the right to designate two members of the Board of Directors and is entitled to vote on all other matters presented to stockholders on an as if converted basis.

        The securities purchase agreement also provides that, in addition to the $11 million of convertible preferred stock discussed above, the Company may elect to issue an additional $5 million of the Series A preferred stock to the investors within 180 days. If the Company elects to issue the additional $5 million of the Series A preferred stock described above, the investors will be issued an additional 2.5 million warrants upon closing, each of which has a six-year term and entitles the holder thereof to purchase one share of common stock at an initial exercise price of $1.375 per share (subject to anti-dilution adjustment in certain circumstances) and is callable by the Company in certain circumstances. If the Company elects to issue such additional Series A preferred stock within 30 days of the date of the securities purchase agreement (May 5, 1997), the bridge loan will be payable out of the proceeds of the additional Series A preferred stock. If the investors do not purchase such additional Series A preferred stock, the bridge loan is due on February 6, 1998. If the Company does not give notice within such 30 day period that they wish to sell the additional Series A preferred stock, the bridge loan is payable out of the proceeds from the sale of $11 million of Series A preferred stock. On May 14, 1997, the Company notified the investors that it desired to sell the additional $5 million of Series A preferred stock pursuant to the securities purchase agreement.

        If the $11 million preferred stock is not funded on or before June 5, 1997, and such failure to fund is not due to the Company's failure to satisfy the closing conditions set forth in the securities purchase agreement, the maturity date of the bridge loan shall be February 6, 1998 and the Company's sole recourse under the securities purchase agreement shall be to cancel the five million warrants issued at the time the bridge loan was funded.

        Upon completion of the investment the investors will own securities convertible into or exercisable for a substantial majority of the Company's outstanding stock. The Company has also adopted an amendment to its Stockholder Rights Agreement in order to facilitate the proposed investment. The American Stock Exchange has advised the Company that the proposed transactions do not require stockholder approval under applicable Exchange rules.

        The preferred stock transaction is subject to certain closing conditions which are specified in the securities purchase agreement. Such closing conditions include (i) that the holders of the Company's 9% convertible debentures, in the original principal amount of $15 million shall have exchanged all of such debentures for Series C Preferred Stock of the Company, thereby releasing, among other things, their claim to accrued and unpaid interest, fees and expenses (ii) the successor to the seller under the Company's agreement to purchase the assets of Buddy L shall have waived or amended certain earn out, price protection provisions and registration rights in exchange for: $100,000 in cash; 250,000 shares of common stock of the Company; a $2.5 million 9% note from the Company's major subsidiary (and guaranteed by the Company) providing for $625,000 principal payments on the first four anniversaries of the closing of the preferred stock investment, and certain other benefits, including registration rights and mutual releases; (iii) the bank senior lenders under the secured bank facility shall have agreed to amend the loan and security agreement in order to convert the current portion of the term loan to a one year and a day obligation, waive existing defaults, make the maximum loan facility $75 million and revise the loan covenants to the investors' satisfaction to avoid the occurrence of early defaults; and (iv) the Company's then existing Board of Directors shall have accepted a written outline of a plan to reduce costs or expenses by approximately $8 million, which condition has been satisfied. The Company can give no assurance that the preferred stock transaction will be consummated, and, in the event that it is not consummated, there can be no assurance that cash generated from operations will be sufficient to fund the Company's continued operations or that the Company's senior lenders will provide financing beyond May 31, 1997.

        The secured bank facility of Empire Industries, Inc. ("Empire Industries"), a wholly-owned subsidiary of the Company, was first amended in December 1996. The first amendment increased the interest rate to a prime plus 1.75% (10.25% at March 31, 1997) and eliminated the LIBOR option. The amendment provided for changes in certain terms, including certain formulas used to calculate the eligible loan base, and required the Company to secure an additional

$6 million equity investment no later than April 30, 1997. On April 30, 1997, the bank extended this provision to May 31, 1997. The first amendment enabled the Company to borrow up to $4,000,000 against its 1996 income tax refund.

        In February 1997, the Company entered into a second amendment with respect to its $85,000,000 secured bank facility. Maximum borrowings under the amendment were reduced to $75,000,000. Actual availability of borrowings under the amendment is based on and secured by the Company's domestic accounts receivable, inventory, property, plant and equipment as defined by the amendment. In addition, certain financial covenants, including tangible net worth, interest coverage, and weekly cash availability, as defined, were amended. The income test covenant for March 1997 was not met. An additional $4,500,000, secured by the Company's Federal income tax receivable was made available to the Company to fund working capital requirements. The Company incurred a fee of $1,687,500 for the amendment. Of the $1,687,500 fee, $187,500 was paid in February 1997 and the balance is payable in quarterly installments in 1998 or earlier under certain circumstances. As a result of the execution of the amended agreement, the Company was in compliance with the various financial covenants of the secured banking facility at December 31, 1996. The second amendment provided that new financial covenants be negotiated and agreed by May 1, 1997, which, on April 30, 1997 the bank extended to June 1, 1997. If new financial covenants are not established by June 1, 1997, the financial covenants would revert to those in the original loan agreement. Based on the March 31, 1997 financial statements, the Company would not be in compliance with the original covenants, should they be reverted to at June 1, 1997. As noted above, it is a condition to the closing of the proposed preferred stock investment that the Company's loan and security agreement be further amended.

        On March 31, 1997 and December 31, 1996, the Company did not make the quarterly interest payments on its 9% five-year subordinated debentures and was not in compliance with certain financial covenants. As a result, the convertible subordinated debentures have been classified as current on the consolidated balance sheets. The Company has received a waiver of any and all events of noncompliance under the subordinated debentures. The debenture holders have reserved the right to terminate this waiver by providing written notice to the Company. As of May 14, 1997, such written notice has not been received by the Company. As noted above, it is a condition to the closing of the proposed preferred stock investment that the holders of the convertible debentures exchange all of such debentures for Series C preferred stock of the Company and release among other things, their claim to accrued and unpaid interest, fees and expenses.

        In connection with the acquisition of Buddy L, the consideration payable included a five-year earnout based upon an amount equal to 1.5% of consolidated net sales of the Company's and Buddy L's product or, at Buddy L's option, a percentage of the Company's consolidated earnings before interest and income taxes based on the sales of Buddy L products, subject to certain minimum and maximum payment amounts and certain offset rights. Based on the amounts of offsets, the Company does not anticipate that it will be required to make any earnout payments with respect to the years ended December 31, 1996 and 1997, and that the payment, if any, is dependent upon the Company's future offset claims and financial performances, subject to required minimum payments of $750,000 in April 1999 and $1.25 million in April 2000. No assurance can be given with respect to the actual amount of any such earnout payment. As described above, it is a condition to the closing of the proposed preferred stock transaction that Buddy L or its successors waive their rights under such earn-out provision in exchange for certain consideration.

        Earnings per share - For the calculation of earnings per share for the first quarter of 1997 and 1996, all of the various common stock equivalents, convertible securities and contingently issuable shares are excluded from primary and fully diluted earnings per share, because they are anti-dilutive. In February 1997, SFAS No. 128, "Earnings Per Share", was issued. This Statement establishes standards for computing and presenting earnings per share (EPS) and applies to entities with publicly held common stock or potential common stock. This Statement simplifies the standards for computing earnings per share previously found in APB Opinion No. 15, Earnings Per Share, and makes them comparable to international EPS standards. It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. This Statement is effective for financial statements issued for periods ending after December 15, 1997, including interim periods; earlier application is not permitted. This Statement requires restatement of all prior-period EPS data presented. Earnings per share, as calculated in accordance with the provision of SFAS No. 128, are not materially different from that presented for the quarters ended March 31, 1997 and 1996.

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

2. INVENTORIES

        A summary of inventories, by major classification, at March 31, 1997 and December 31, 1996 is as follows (in thousands):


                                                    March 31,     December 31,
                                                      1997            1996
                                                      ----            ----
Raw materials and purchase parts...................  $ 5,205        $ 8,658
Work-in-process....................................    4,377          4,593
Finished goods.....................................   12,284         11,864
                                                     -------        -------
                                                     $21,866        $25,115
                                                     =======        =======

        Inventories are net of writedowns for lower of cost or market reserves of $10,132,000 and $10,954,000 at March 31, 1997 and December 31, 1996,
respectively.

3. COMMITMENTS AND CONTINGENCIES

        Letters of credit - The Company had outstanding commitments under letters of credit totaling approximately $1,500,000 at March 31, 1997 compared to $1,532,000 at December 31, 1996.

        Indemnifications - In connection with the sale of the assets used in the businesses of its wholly-owned subsidiaries, Isaly Klondike Company and Popsicle Industries Ltd. to Thomas J. Lipton Company and it affiliates in 1993, the Company agreed to certain indemnification obligations. The Company has established reserves for all claims known to it and for other contingencies in connection with the sale. Although there can be no assurance that claims and other contingencies related to the sale will not exceed established reserves, the Company believes that additional exposure related to the indemnification obligations will not be material to the consolidated financial statements.

        Litigation - There are two suits claiming infringement of various intellectual property rights which have been filed against Marchon, Inc., a wholly-owned subsidiary of the company. The Company believes that it has meritorious defenses and intends to contest such claims.

        During February 1997, Mr. Marvin Smollar, former President, Chief Operating Officer and director of the Company, commenced an action against the Company claiming breaches by the Company of certain agreements between the Company and Smollar. The Company believes that it has meritorious defenses against Mr. Smollar's claims and is contesting such allegations.

        The Company's operating subsidiaries and its former operating subsidiaries are subject to various types of consumer claims for personal injury from their products. The Company's subsidiaries maintain product liability insurance. Various product liability claims, each of which management believes is adequately covered by insurance and/or reserves, are currently pending.

        The Company does not believe the outcome of any of its litigation either individually or in the aggregate would have a material adverse effect on the Company's consolidated financial statements.

        In January 1997, the Company filed suit against Marvin Smollar in which the Company seeks to enforce a certain guarantee by Mr. Smollar of debt owed to the Company by 555 Corporate Woods Parkway, Inc. Mr. Smollar has denied the allegations in the Company's complaint.

        Contingencies - The Company has been identified as a potentially responsible party, along with numerous other parties, at various U.S. Environmental Protection Agency ("EPA") designated superfund sites. The Company is vigorously contesting these matters. It is the Company's policy to accrue remediation costs when it is possible that such costs will be incurred and when they can be reasonably estimated. As of March 31, 1997 and December 31, 1996, the Company had reserves for environmental liabilities of $500,000. The amount accrued for environmental liabilities was determined without consideration of possible recoveries from third parties. Estimates of costs for future remediation are necessarily imprecise due to, among other things, the allocation of costs among potentially responsible parties. Although it is possible that additional environmental liability related to these matters could result in amounts that could be material to the Company's consolidated financial statements, a reasonably possible range of such amounts cannot presently be estimated. Based upon the facts presently known, the large number of other potentially responsible parties and potential defenses that exist, the Company believes that its share of the costs of cleanup for its current remediation sites will not, in the aggregate, have a material adverse impact on its consolidated financial statements.

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

Results of Operations

 Three Months Ended March 31, 1997 Compared to Three Months Ended March 31, 1996

        Net Sales and Net Loss. Net sales for the three months ended March 31, 1997 increased by 15.8% to $25.7 million from $22.2 million for the three months ended March 31, 1996. The net loss for the three months ended March 31, 1997 increased to $3.3 million from $2.2 million for the three months ended March 31, 1996.

        The following table shows the Company's net sales and operating loss from continuing operations (in thousands):

                                                  Three Months Ended
                                                       March 31,
                                                   1997        1996
                                                   ----        ----
Net Sales:
        Toys....................................  $24,070     $18,285
        Holiday Products........................    1,616       3,901
                                                  -------     -------
Total Net Sales.................................  $25,686     $22,186
                                                  =======     =======

Operating Loss:
        Toys....................................  $(2,627)    $(1,207)
        Holiday Products........................      (58)       (122)
                                                  -------     -------
Total Operating Loss............................  $(2,685)    $(1,329)
                                                  =======     =======

        Toy sales increased $5.8 million to $24.1 million for the three months ended March 31, 1997 from $18.3 million for the three months ended March 31, 1996. The increase was primarily due to sales of new products such as Real Bugs(TM), increased sales of water slides and increased sales of discontinued or slow moving items. This increase was partially offset by decreased sales of other products, especially winter items, due to the mild winter.

        The Company's sales of holiday products, primarily in the Easter product category, decreased by approximately 59% to $1.6 million for the three months ended March 31, 1997 from the $3.9 million during the three months ended March 31, 1996.

        Gross Profit Margins. Gross profit margins were lower for the three months ended March 31, 1997 as compared to the three months ended March 31, 1996, due to increased sales of discontinued or slow moving toys and the impact of allocating domestic manufacturing costs over lower production levels, in an effort to reduce inventory levels. These decreases were partially offset by greater profit contribution on certain new imported toys.

        Selling and Administrative ("S&A"). S&A expenses were lower for the three months ended March 31, 1997 as compared to the three months ended March 31, 1996, primarily as a result of cost cutting measures begun in the last quarter of 1996, partially offset by higher advertising expenditures during the first quarter of 1997 ($1,029,000 increase). Cost cutting measures include the reduction of strategic business units, which are accountable for the sales and marketing of specific product categories, from four to two ($373,000 decrease); reductions in new product development costs ($474,000 decrease); reductions in selling, customer service and distribution expenses ($559,000 decrease) and reductions in administrative expenses ($626,000 decrease).

        S&A expenses for the three months ended March 31, 1996 reflect the reversal of approximately $600,000 of certain indemnification reserves due to the expiration of certain time limitations and the reversal of $200,000 of environmental reserves. S&A expenses were approximately 25% of sales for the three months ended March 31, 1997 as compared to 36% of sales for three months ended March 31, 1996, excluding the impact of the reversal of the indemnification reserves.

        Interest Expense. Interest expense was $2.0 million for the three months ended March 31, 1997 as compared to $2.1 million for the three months ended March 31, 1996.

        Income Taxes. The tax benefit for the three months ended March 31, 1997 and the three months ended March 31, 1996, approximates the federal statutory rate net of certain nondeductible expenses, primarily amortization of goodwill. The tax benefit for the first quarter of 1997 reflects the Company's anticipated ability to generate taxable income in the future.

Seasonality of Sales

        Sales of many toy products are seasonal in nature. Purchase orders for the Christmas selling season are typically secured in the months of April, May and June so that by the end of June, the Company has historically received orders or order indications for a substantial majority of its full year's toy business. The Company also offers products sold primarily in the spring and summer months including Water Works pools, Crocodile Mile(R) water slides and other items, which are shipped principally in the first and second quarters of the year and counter some of this seasonality. In addition, Big Wheel(R) and Power Drivers(TM) ride-ons, Grand Champions(R) horses and Buddy L(R) vehicles ship year-round. The Company's production generally is heaviest in the period from June through September. Typically over 60% of toy product revenues are generated in the second half of the year with September and October being the largest shipping months. As a result, a disproportionate amount of receivables are collected and trade credits are negotiated in the first calendar quarter of the following year. The Company expects that its quarterly operating results will vary significantly throughout the year.

        Sales of holiday products, which are also seasonal in nature, are heavily concentrated in the Christmas and Halloween shopping seasons. Therefore, substantially all shipments and operating income of the holiday products segment occur in the third and fourth quarters of the year. Sales of Easter products are made in the first quarter. Holiday products can be manufactured throughout the year in anticipation of seasonal demand, because of the more stable nature of the product line, and dependent upon financial resources.

Liquidity And Capital Resources

        In response to the circumstances which gave rise to the loss for fiscal 1996, management restructured its operations by consolidating its previous four SBU's into two, consolidating into one domestic manufacturing facility, reducing staffing levels, rationalizing its product lines and amending borrowing arrangements with its primary lenders. The resulting benefit of higher operating efficiencies and lower S&A expenses during the first quarter of 1997 have already been discussed.

        Although management's actions have reduced the outflow of cash, the Company's current lines of credit are insufficient to fund operations. As a result, management believes that without a significant capital infusion, either by completing the transaction described below, or an alternative transaction, its cash resources will not be sufficient to fund continued operations.

        The consolidated condensed financial statements have been prepared on a going concern basis which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The factors discussed above, as well as the requirement for the Company to raise significant additional funding prior to May 31, 1997, indicate that, if the Company is unable to raise significant additional funding, it may be unable to continue as a going concern. The independent auditors' report on the December 31, 1996 financial statements stated that "These matters raise substantial doubt about the Company's ability to continue as a going concern. . . . The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty."

        The consolidated financial statements do not include adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities, that might be necessary should the Company be unable to continue as a going concern. However, the convertible subordinated debentures have been classified as current at March 31, 1997 and December 31, 1996 to reflect the Company's failure to comply with certain loan covenants. The Company's continuation as a going concern is dependent upon its ability to obtain additional financing and operate profitably under its restructured organization.

        Management engaged investment bankers to assist the Company in identifying and evaluating various alternatives, including the sale of certain product lines or fixed assets, and the potential recapitalization of the Company. During March 1997, the Company entered into a non-binding letter of intent with an investor that proposed to invest in the Company, which proposal was withdrawn in April 1997. Following the withdrawal of such proposal, the Board of Directors, after presentation by the Company's legal and financial advisors and consideration of the Company's liquidity and operational requirements, concluded that pursuing the proposed investment described below is in the best interests of the Company.

        On May 8, 1997, the Company announced that it signed a definitive securities purchase agreement with HPA Associates, LLC ("HPA") and EMP Associates LLC ("EMP") providing for the investment of up to $16 million for newly issued convertible Series A preferred stock of the Company. The Company also reported that HPA and EMP, have funded a $5 million bridge loan to provide the Company with additional liquidity during the period prior to the closing of the preferred stock investment described below. The bridge loan is repayable upon the closing of the preferred stock investment in accordance with the securities purchase agreement. At the election of the note holder, under certain circumstances, the bridge loan may be converted on a dollar for dollar basis into Series A preferred stock, described below, instead of being repaid.

        Upon funding of the bridge loan, HPA and EMP received an aggregate of five million warrants to purchase common stock at $1.375 per share, which warrants are forfeitable under certain circumstances if the $11 million preferred stock investment described below is not completed. Each warrant has a six-year term and entitles the holder thereof to purchase one share of common stock at an initial exercise price of $1.375 per share (subject to anti-dilution adjustment in certain circumstances) and is callable by the Company in certain circumstances.

        The securities purchase agreement provides that HPA, EMP and other investors will purchase $11 million of newly issued convertible preferred stock on or before June 5, 1997. The Company intends to engage certain institutions to act as placement agents with respect to such preferred stock investment. The Series A preferred stock bears no dividend, is convertible into common stock at an initial conversion price of $1.25 per share (subject to anti-dilution adjustment in certain circumstances), has the right to designate two members of the Board of Directors and is entitled to vote on all other matters presented to stockholders on an as if converted basis.

        The securities purchase agreement also provides that, in addition to the $11 million of convertible preferred stock discussed above, the Company may elect to issue an additional $5 million of the Series A preferred stock to the investors within 180 days. If the Company elects to issue the additional $5 million of the Series A preferred stock described above, the investors will be issued an additional 2.5 million warrants upon closing, each of which has a six-year term and entitles the holder thereof to purchase one share of common stock at an initial exercise price of $1.375 per share (subject to anti-dilution adjustment in certain circumstances) and is callable by the Company in certain circumstances. If the Company elects to issue such additional Series A preferred stock within 30 days of the date of the securities purchase agreement (May 5, 1997), the bridge loan will be payable out of the proceeds of the additional Series A preferred stock. If the investors do not purchase such additional Series A preferred stock, the bridge loan is due on February 6, 1998. If the Company does not give notice within such 30 day period that they wish to sell the additional Series A preferred stock, the bridge loan is payable out of the proceeds from the sale of $11 million of Series A preferred stock. On May 14, 1997, the Company notified the investors that it desired to sell the additional $5 million of Series A preferred stock pursuant to the securities purchase agreement.

        If the $11 million preferred stock is not funded on or before June 5, 1997, and such failure to fund is not due to the Company's failure to satisfy the closing conditions set forth in the securities purchase agreement, the maturity date of the bridge loan shall be February 6, 1998 and the Company's sole recourse under the securities purchase agreement shall be to cancel the five million warrants issued at the time the bridge loan was funded.

        Upon completion of the investment, the investors will own securities convertible into or exercisable for a substantial majority of the Company's outstanding stock. The Company has also adopted an amendment to its Stockholder Rights Agreement in order to facilitate the proposed investment. The American Stock Exchange has advised the Company that the proposed transactions do not require stockholder approval under applicable Exchange rules.

        The preferred stock transaction is subject to certain closing conditions which are specified in the securities purchase agreement. Such closing conditions include (i) that the holders of the Company's 9% convertible debentures, in the original principal amount of $15 million shall have exchanged all of such debentures for Series C Preferred

Stock of the Company, thereby releasing, among other things, their claim to accrued and unpaid interest, fees and expenses; (ii) the successor to the seller under the Company's agreement to purchase the assets of Buddy L shall have waived or amended certain earnout price protection provisions and registration rights in exchange for: $100,000 in cash; 250,000 shares of common stock of the Company; a $2.5 million 9% note from the Company's major subsidiary (and guaranteed by the Company) providing for $625,000 principal payments on the first four anniversaries of the closing of the preferred stock investment, and certain other benefits, including registration rights and mutual releases; (iii) the bank senior lenders under the secured bank facility shall have agreed to amend the loan and security agreement in order to convert the current portion of the term loan to a one year and a day obligation, waive existing defaults, make the maximum loan facility $75 million and revise the loan covenants to the investors' satisfaction to avoid the occurrence of early defaults; and (iv) the Company's then existing Board of Directors shall have accepted a written outline of a plan to reduce costs or expense by approximately $8 million, which condition has been satisfied. The Company can give no assurance that the preferred stock transaction will be consummated, and, in the event that it is not consummated, there can be no assurance that cash generated from operations will be sufficient to fund the Company's continued operations or that the Company's senior lenders will provide financing beyond May 31, 1997.

        The secured bank facility of Empire Industries, Inc. ("Empire Industries"), a wholly-owned subsidiary of the Company, was first amended in December 1996. The first amendment increased the interest rate to prime plus 1.75% (10.25% at March 31, 1997) and eliminated the LIBOR option. The amendment provided for changes in certain terms, including certain formulas used to calculate the eligible loan base, and required the Company to secure an additional $6 million equity investment no later than April 30, 1997. On April 30, 1997, the bank extended this provision to May 31, 1997. The first amendment enabled the Company to borrow up to $4,000,000 against its 1996 income tax refund.

        In February 1997, the Company entered into a second amendment with respect to its $85,000,000 secured bank facility. Maximum borrowings under the amendment were reduced to $75,000,000. Actual availability of borrowings under the amendment is based on and secured by the Company's domestic accounts receivable, inventory, property, plant and equipment as defined by the amendment. In addition, certain financial covenants, including tangible net worth, interest coverage, and weekly cash availability, as defined, were amended. The income test covenant for March 1997 was not met. An additional $4,500,000, secured by the Company's Federal income tax receivable was made available to the Company to fund working capital requirements. The Company incurred a fee of $1,687,500 for the amendment. Of the $1,687,500 fee, $187,500 was paid in February 1997 and the balance is payable in quarterly installments in 1998 or earlier under certain circumstances. As a result of the execution of the amended agreement, the Company was in compliance with the various financial covenants of the secured banking facility at December 31, 1996. The second amendment provided that new financial covenants be negotiated and agreed by May 1, 1997, which, on April 30, 1997 the bank extended to June 1, 1997. If new financial covenants are not established by June 1, 1997, the financial covenants would revert to those in the original loan agreement. Based on the March 31, 1997 financial statements, the Company would not be in compliance with the original covenants, should they be reverted to at June 1, 1997. As noted above, it is a condition to the closing of the proposed preferred stock investment that the Company's loan and security agreement be further amended.

        On March 31, 1997 and December 31, 1996, the Company did not make the quarterly interest payments on its 9% five-year subordinated debentures and was not in compliance with certain financial covenants. As a result, the convertible subordinated debentures have been classified as current on the consolidated balance sheets. The Company has received a waiver of any and all events of noncompliance under the subordinated debentures. The debenture holders have reserved the right to terminate this waiver by providing written notice to the Company. As of May 14, 1997, such written notice has not been received by the Company. As noted above, it is a condition to the closing of the proposed preferred stock investment that the holders of the convertible debentures exchange all of such debentures for Series C preferred stock of the Company and release among other things, their claim to accrued and unpaid interest, fees and expenses.

        In connection with the acquisition of Buddy L, the consideration payable included a five-year earnout based upon an amount equal to 1.5% of consolidated net sales of the Company's and Buddy L's product or, at Buddy L's option, a percentage of the Company's consolidated earnings before interest and income taxes based on the sales of Buddy L products, subject to certain minimum and maximum payment amounts and certain offset rights. Based on the amounts of offsets, the Company does not anticipate that it will be required to make any earnout payments with respect to the years ended December 31, 1996 and 1997, and that the payment, if any, is dependent upon the Company's future offset claims and financial performances, subject to required minimum payments of $750,000 in April 1999 and $1.25 million in April 2000. No assurance can be given with respect to the actual amount of any such earnout payment. As described above, it is a condition to the closing of the proposed preferred stock transaction that Buddy L or its successors waive their rights under such earn-out provision in exchange for certain consideration.

        Due to the seasonality of its revenues, the Company's working capital requirements fluctuate significantly during the year. The Company's seasonal financing requirements are highest during the fourth quarter and lowest during the first quarter. The Company's inventories, accounts receivable, accounts payable, notes payable and current portion of long-term debt vary significantly by quarter due to the seasonal nature of the Company's business.

        During the first quarter of 1997, the Company received its 1996 federal income tax refund of $15.6 million which was applied to general working capital needs.

        Caldwell Button Company ("Caldwell"), a division of Empire Industries, manufactures and sells plastic apparel buttons, buckles and novelty items for use in the garment industry (representing approximately 1% of the Company's consolidated net sales in 1996). During 1996, the Company adopted a plan to sell or liquidate Caldwell. A review of the carrying value of long-lived assets related to Caldwell has been made in accordance with SFAS No. 121. Based on this evaluation, $0.6 million reserve has been provided for the difference between carrying value and fair value, less estimated costs of disposal, of the long-lived assets and its including in the selling and administrative expenses. The Company is negotiating with a potential buyer seeking to effect a sale of such button, buckle and novelty item business. There can be no assurance as to the timing, terms or consummation of any such sale transaction.

        Capital expenditures, principally for the purchase of tooling for new products and equipment, were $255,000 for the first quarter of 1997 compared to $970,000 for the first quarter of 1996. The Company's capital forecast for 1997 provides for expenditures of approximately $4 million to acquire new equipment and tooling.

        The Company is subject to various actions and proceedings, including those relating to intellectual property matters, environmental matters and product liability matters. See notes to consolidated condensed financial statements.

Backlog

        The Company had open orders for toys of $27.3 million and $16.7 million as of March 31, 1997 and March 31, 1996, respectively. Open orders at March 31, 1997 mainly reflected orders for pool products and water slides and boys and girls toys, which is the beginning of orders for fall toy product sales. The Company believes that because order patterns in the retail industry vary from time to time, open orders on any date in a given year are not a meaningful indication of the future sales.

        The Company had open orders of $0.5 million and $0.7 million as of March 31, 1997 and 1996, respectively, for holiday products. Due to the seasonal nature of this product line, management believes that the amount of open orders at March 31 in any year is not a meaningful indication of future sales.

                          PART II - OTHER INFORMATION

Item 1. Legal Proceedings

        Collection matters - Due to the cash flow constraints experienced during the third and fourth quarter of 1996 and the first quarter of 1997, several actions have been brought against the Company seeking payment of past due accounts. In each instance, the Company has either structured a payment plan with the plaintiff or denied the allegations in the complaint. The Company believes that none of these actions, either individually or in the aggregate, will have a material adverse effect on the financial condition of the Company.

Item 3. Defaults Upon Senior Securities

        Under the amended terms of the secured bank facility of Empire Industries, Inc., a wholly-owned subsidiary of the Company, the income test covenant for March 1997 was not met.

        On March 31, 1997 and December 31, 1996, the Company did not make the quarterly interest payments on its 9% five-year subordinated debentures and was not in compliance with certain financial covenants. As a result, the convertible subordinated debentures have been classified as current on the consolidated balance sheets. The Company has received a waiver of any and all events of non compliance under the subordinated debentures. The debenture holders have reserved the right to terminate this waiver by providing written notice to the Company. As of May 14, 1997, such written notice has not been received by the Company. As noted under "Liquidity and Capital Resources", it is a condition to the closing of the proposed preferred stock investment that the holders of the convertible debentures exchange all of such debentures for Series C preferred stock of the Company and release among other things, their claim to accrued and unpaid interest, fees and expenses.

Item 6. Exhibits and Reports on Form 8-K

        (a) Index and Exhibits

Exhibit No.      Description

    3.1          Restated Certificate of Incorporation of the Company.(1)

    3.2 First Amendment to Restated Certificate of Incorporation of the Company.(2)

    3.3          Amended and Restated By-Laws of the Company.(3)

    3.4 Certificate of Designation of the Series B Junior Participating Preferred Stock.(4)

    4.1          Form of specimen certificate representing the Company's Common
                 Stock.(5)

    4.2 Excerpts from the Company's amended By-Laws and the Company's Restated Certificate of Incorporation relating to rights of holders of the Company's Common Stock.(6)

    4.3          Form of 9% Convertible Debentures, issued December 22, 1994.(7)

    4.4 Form of Warrant Certificate of purchase common stock of the Company, issued December 22, 1994.(8)

    4.5 Rights Agreement, dated as of September 11, 1996, between Empire of Carolina, Inc. and American Stock Transfer & Trust Company as Rights Agent, which includes (i) as Exhibit A thereto the form of Certificate of Designation of the Series B Junior Participating Preferred Stock, (ii) as Exhibit B thereto the form of Right certificate (separate certificates for the Rights will not be issued until after the Distribution Date) and (iii) as Exhibit C thereto the Summary of Stockholder Rights Agreement.(4)

    4.6 First Amendment as of May 5, 1997, to Rights Agreement dated as of September 11, 1996, between Empire of Carolina, Inc. and American Stock Transfer & Trust Company as Rights Agent.(9)

    4.7 Form of Warrant Certificate to purchase common stock of the Company, issued May 6, 1997.

  10.38 Consent and Second Amendment to Loan and Security Agreement among Empire Industries, Inc. and LaSalle National Bank and the lenders named therein.(10)

  10.39 Third Amendment to Loan and Security Agreement among Empire Industries, Inc., LaSalle National Bank and the lenders named therein.(11)

  10.40 Securities Purchase Agreement dated as of May 5, 1997 among the Company, HPA Associates, LLC and EMP Associates LLC.

  10.41          Form of Promissory Note dated May 6, 1997.

  27             Financial Data Schedule

-----------
1 Previously filed as an Exhibit to the Company's Current Report on Form 8-K dated July 21, 1995 and incorporated by reference.

2 Previously filed as an exhibit to the Company's Annual Report on Form 10-K, for the year ended December 31, 1996 and incorporated by reference.

3 Previously filed as an exhibit to Amendment No. 1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994 and incorporated by reference.

4 Previously filed as an exhibit to the Company's Current Report on Form 8-K, for September 12, 1996 and incorporated by reference.

5 Previously filed as an exhibit to the Company's Registration Statement on Form S-1 (File No. 2-273208), dated July 13, 1981 and incorporated by reference.

6 Previously filed as an exhibit to the Company's Current Report on Form 8-K dated July 21, 1995 and incorporated by reference.

7 Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1994 and incorporated by reference.

8 Previously filed as an exhibit to the Company's Current Report on Form 8-K for December 22, 1994 and incorporated by reference.

9 Previously filed as an exhibit to the Company's Current Report on Form 8-K filed May 8, 1997 and incorporated by reference.

10 Previously filed as an exhibit to the Company's Current Report on Form 8-K filed February 7, 1997 and incorporated by reference.

11 Previously filed as an exhibit to the Company's Current Report on Form 8-K filed May 5, 1997 and incorporated by reference.

        (b) The following reports on Form 8-K have been filed by the Company during the last quarter of the period coverted by this report:

                 Form 8-K filed January 17, 1997 (relating to the Company's press release dated January 16, 1997)

                 Form 8-K filed February 7, 1997 (relating to the Company's press release dated February 5, 1997 and filing an amendment to the Company's senior credit agreement)

        Subsequent to March 31, 1997, the following reports on Form 8-K were filed by the Company:

                 Form 8-K filed April 23, 1997 (relating to the Company's press release dated April 23, 1997)

                 Form 8-K filed May 5, 1997 (relating to the Company's press release dated May 1, 1997 and filing an amendment to the Company's senior credit agreement)

                 Form 8-K filed May 6, 1997 (relating to the Company's press release dated May 5, 1997)

                 Form 8-K filed May 8, 1997 (relating to the Company's press release dated May 8, 1997 and filing an amendment to the Company's stockholder rights agreement)

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 EMPIRE OF CAROLINA, INC.



                                 By: /s/ Steven Geller
                                 ---------------------
                                 Steven Geller
                                 Chairman of the Board and
                                 Chief Executive Officer


                                 /s/ William H. Craig
                                 --------------------
                                 William H. Craig
                                 Chief Financial Officer


                                 Dated: May 14, 1997