Form 10-Q
period 1997-06-30
EMPIRE OF CAROLINA INC
filed 1997-08-12
CIK 312840

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

      (Mark One)
      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
          OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended  JUNE 30, 1997

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

The number of shares outstanding of the issuer's Common Stock, $.10 par value, as of August 1, 1997 was 7,653,564.

ITEM 1.     FINANCIAL STATEMENTS

                   EMPIRE OF CAROLINA, INC., AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                       (IN THOUSANDS EXCEPT SHARE AMOUNTS)

                                                                                     JUNE 30,           DECEMBER 31,
                                                                                       1997                 1996
                                                                                 --------------------   ------------
                                                                                    (UNAUDITED)
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                                         $    2,049      $          478
  Accounts receivable, less allowances and other
    deductions (1997-$6,071; 1996-$8,777)                                               27,121              39,678
  Inventories, net                                                                      22,392              25,115
  Income taxes receivable                                                                                   13,004
  Prepaid expenses and other current assets                                              1,549               2,142
  Deferred income taxes                                                                  2,183               2,183
                                                                                  --------------- ----------------
          Total current assets                                                          55,294              82,600

PROPERTY, PLANT AND EQUIPMENT, NET                                                      20,735              24,845
EXCESS COST OVER FAIR VALUE OF NET ASSETS ACQUIRED                                      13,691              12,867
TRADEMARKS, PATENTS, TRADENAMES AND LICENSES                                             6,317               6,567
OTHER NONCURRENT ASSETS                                                                    575                 981
                                                                                  --------------- -----------------
                                                                                    $   96,612      $      127,860
                                                                                  ==============  ================

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Notes payable and current portion of long-term debt                               $   28,101      $       58,712
  Convertible subordinated debentures                                                                       14,139
  Accounts payable - trade                                                              15,686              24,783
  Other accrued liabilities                                                             13,175              15,464
                                                                                  --------------  -----------------
          Total current liabilities                                                     56,962             113,098
                                                                                  --------------  -----------------

LONG-TERM LIABILITIES:
  Long-term debt                                                                          5,960              7,870
  Deferred income taxes                                                                   2,183              2,183
  Other noncurrent liabilities                                                            3,355              2,938
                                                                                  --------------- ------------------
          Total long-term liabilities                                                   11,498              12,991
                                                                                  --------------  -----------------
          Total liabilities                                                             68,460             126,089
                                                                                  --------------  -----------------

COMMITMENTS AND CONTINGENCIES (NOTE 3)
STOCKHOLDERS' EQUITY:
  Common stock, $.10 par value, 30,000,000 shares authorized, shares
    issued and outstanding: 1997 - 7,653,564 and 1996 - 7,403,564                          765                 740
  Preferred stock, $.01 par value, 5,000,000 shares authorized.
    Issued and outstanding:  1997 - 1,600,000 shares of Series A convertible preferred stock and 1,500 shares of Series C
    convertible preferred stock.                                                            16
  Additional paid-in capital                                                            80,745              50,438
  Deficit                                                                              (52,872)            (48,860)
  Stockholder loans                                                                       (502)               (547)
                                                                                  ---------------   ----------------
          Total stockholders' equity                                                    28,152               1,771
                                                                                  --------------    ----------------

                                                                                    $   96,612       $     127,860
                                                                                  ==============      ==============

            See notes to consolidated condensed financial statements.

                   EMPIRE OF CAROLINA, INC., AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                                      THREE MONTHS ENDED JUNE 30,    SIX MONTHS ENDED JUNE 30,
                                                    -------------------------------  -------------------------
                                                        1997              1996         1997           1996
                                                    ---------------  --------------  -------------  ----------
                                                                  (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

NET SALES                                            $   27,616    $      33,422     $ 53,302      $  55,608
SALES DISTRIBUTION SETTLEMENT                             2,400                         2,400
CAPITALIZED NEGATIVE VARIANCES                                                                         1,600
COST OF SALES                                            22,273           25,907       44,151         43,724
                                                    -------------  ---------------   ---------        ------
GROSS PROFIT                                              7,743            7,515       11,551         13,484

Reserve reversals                                                                                       (800)
SELLING AND ADMINISTRATIVE EXPENSE                        6,732            8,268       13,225         16,366
                                                    -------------  ---------------   ---------        ------

OPERATING INCOME(LOSS)                                    1,011             (753)      (1,674)        (2,082)

INTEREST EXPENSE                                         (2,081)          (2,299)      (4,087)        (4,418)
                                                    -------------  ---------------   -----------    ----------

LOSS BEFORE INCOME TAXES                                 (1,070)          (3,052)      (5,761)        (6,500)

INCOME TAX BENEFIT                                           309           1,352        1,749          2,644
                                                    -------------- ---------------   -----------   -----------

NET LOSS                                            $      (761)   $      (1,700)    $ (4,012)      $ (3,856)
                                                    =============  ===============   ============  ==========

LOSS PER COMMON SHARE -
   Primary and fully diluted                         $     (0.10)  $        (0.32)   $   (0.54)     $  (0.73)
                                                    ============== =================   ========== ============

Weighted average number of common shares
   outstanding - primary and fully diluted                7,439              5,321       7,422         5,261
                                                    =============  ================    =======       =========


            See notes to consolidated condensed financial statements.

                   EMPIRE OF CAROLINA, INC., AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                        SIX MONTHS ENDED JUNE 30,
                                                                                  ----------------------------------------
                                                                                       1997                  1996
                                                                                  ------------------  --------------------
                                                                                                       (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                            $   (4,012)          $    (3,856)
Adjustments to reconcile net loss to net cash provided by(used in)
operating activities:
  Depreciation and amortization                                                          4,712                 4,578
  Other                                                                                  1,566                (1,065)
  Changes in assets and liabilities                                                     16,957                (5,139)
                                                                                       --------               -------
         Net cash provided by(used in) operating activities                             19,223                (5,482)
                                                                                       --------               -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                                    (427)               (3,817)
  Proceeds from sale of marketable securities                                                                      15
  Proceeds from sale of fixed assets                                                       512                     95
  Other                                                                                     45                    (5)
                                                                                       ----------           ---------
          Net cash provided by(used in) investing activities                               130                (3,712)
                                                                                       --------               -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net repayments under lines of credit                                                 (30,611)              (20,284)
  Proceeds from issuance of long term debt                                                                    12,100
  Repayments of notes payable                                                          (1,910)                (2,410)
  Proceeds from issuance of stock                                                       14,739                17,900
                                                                                       --------            ----------
          Net cash provided by(used in) financing activities                           (17,782)                7,306
                                                                                      ---------           -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                     1,571                (1,888)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                             478                 2,568
                                                                                    -----------          -------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                           $     2,049           $       680
                                                                                    =============     ================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the period for:
      Interest                                                                     $     2,497          $     3,665
      Income taxes, (net of refunds)                                                   (15,784)              (1,817)

NONCASH INVESTING AND FINANCING ACTIVITIES
   During June 1997, the Company converted the convertible subordinated debentures and related discount, accrued interest and expenses into 1,500 shares of Series C Preferred Stock, thus increasing preferred stock by $15 and additional paid-in capital by $14,952,584.

   Also during June 1997, the Company settled its earnout liability with the successor to Buddy L, resulting in an increase in common stock of $25,000, additional paid-in capital of $631,000, goodwill of $1,240,000, and earnout liability of $993,000 and a decrease in other liabilities of $409,000.

   During 1996, the Company adjusted its allocation of the purchase price of the assets of Buddy L acquired on July 7, 1995 by increasing assets acquired by $487,000 and decreasing excess cost over fair value of net assets acquired by $487,000.

            See notes to consolidated condensed financial statements.

                    EMPIRE OF CAROLINA, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                THREE AND SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                                   (UNAUDITED)

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

      Management responded to the circumstances which gave rise to the loss for fiscal 1996 by, among other things, restructuring its operations by consolidating its business units, reducing staffing levels and rationalizing its product lines. In addition, a new plant organization, including a new plant manager was put in place. Although these efforts resulted in reduced cash outflows, the Company had insufficient cash resources to fund its ongoing operations. In addition, these events necessitated the Company's negotiations of certain amendments to its senior loan agreement, which included, among other things, a commitment on the part of the Company to obtain at least $6 million of additional equity financing by May 31, 1997.

      The consolidated condensed financial statements have been prepared on a going concern basis which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The factors discussed above, as well as the requirement for the Company to raise significant additional funding prior to June 30, 1997, indicated that, if the Company was unable to raise significant additional funding, it may have been unable to continue as a going concern. The independent auditors' report on the December 31, 1996 financial statements stated that "These matters raise substantial doubt about the Company's ability to continue as a going concern . . . . The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty." The consolidated financial statements do not include adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities, that might be necessary should the Company be unable to continue as a going concern.

      Although management believes the net proceeds from the Preferred Stock Investments (described below) should be sufficient to fund the Company's operations through 1997 based on the Company's 1997 operating plan, the Company may require additional capital to fully finance continued operations after 1997 (earlier if the Additional Investment is not consummated or if the Company's operating results are below management's expectations). The Company's continued operations will depend upon revenues and operating cash flows, if any, the completion of the Additional Investment (if at all), continued support of the trade and secured senior lenders and the availability of additional equity or debt financing. Other than the Additional Investment, the Company has no commitments for additional financing and there can be no assurance that the Company's operations will be profitable, that the Company will be able to generate levels of revenues and cash flows sufficient to fund operations, or, if necessary, that the Company will be able to obtain additional financing on satisfactory terms, if at all. In addition, the Company may choose to raise additional capital either through debt or equity financing prior to the date on which capital is required for the operations of the Company's business.

      The Company entered into a definitive Securities Purchase Agreement dated as of May 5, 1997 (as amended, the "Securities Purchase Agreement") with HPA Associates, LLC ("HPA") and EMP Associates LLC ("EMP") providing for the investment by private investors of up to $16 million for newly issued shares of Series A Preferred Stock. In connection with their entry into the Securities Purchase Agreement, HPA and EMP funded a $5 million bridge loan bearing interest at 12% per annum to provide the Company with additional liquidity during the period prior to the closing of the initial investment. The principals of HPA, Charles Holmes and James J. Pinto, have substantial experience with investment in publicly traded companies. Mr. Holmes along with other HPA employees are providing the Company with managerial and operational support to help continue the turnaround of the Company's manufacturing facility in Tarboro, North Carolina.

      On June 17, 1997, pursuant to the Securities Purchase Agreement, the Company issued to HPA, EMP and other accredited investors, 1,100,000 shares of the Company's Series A Preferred Stock, $.01 par value per share, $10 face value per share (the "Series A Preferred Stock") and 5,000,000 warrants to purchase shares of the Company's common stock, $.10 par value per share. The Series A Preferred Stock bears no dividend, is convertible into common stock at an initial conversion price of $1.25 per share (subject to anti-dilution adjustment in certain circumstances), has the right to designate two members of the Board of Directors and is entitled to vote on all other matters presented to stockholders on an as if converted basis. Each warrant has a six-year term and entitles the holder thereof to purchase one share of common stock at an initial exercise price of $1.375 per share (subject to anti-dilution adjustment in certain circumstances) and is callable by the Company in certain circumstances. On June 18, 1997, the Company issued to HPA and other accredited investors an additional 500,000 shares of the Series A Preferred Stock and an additional 2,500,000 warrants. The bridge loan was paid out of the proceeds of the additional Series A preferred stock.

      Upon completion of the investment, the investors in the Series A Preferred Stock own securities convertible into or exercisable for a substantial majority of the Company's outstanding stock. The Company has also adopted an amendment to its Stockholder Rights Agreement in order to facilitate the proposed investment. The American Stock Exchange has advised the Company that the proposed transactions did not require stockholder approval under applicable Exchange rules. At June 30, 1997, (upon completion of the stock transaction), there were 1,600,000 shares of Series A Preferred Stock, 8,229,900 warrants, of which 7,500,000 relate to the new investment, 1,500 shares of Series C Preferred Stock (discussed below), 7,653,564 shares of common stock outstanding and options to acquire 1,768,250 shares of common stock.

      The Securities Purchase Agreement also provided that, in addition to the $16 million of convertible preferred stock discussed above, the Company could elect to issue an additional $5 million of the Series A Preferred Stock to the investors, on the same terms and conditions as the $16 million, subject to shareholder approval. If this additional sale is approved, the total investment may reach up to $21 million.

      Pursuant to the Securities Purchase Agreement, all closing conditions set forth therein were met or waived prior to the Principal Investment, including the following:

  o The Company's 9% convertible debentures issued to affiliates of Weiss, Peck & Greer in the original principal amount of $15 million were exchanged by the holders thereof for newly-issued shares of the Company with an aggregate stated value of $15 million. Such holders also released, among other things, their claims to accrued and unpaid interest, fees and expenses. Each share of Series C Preferred Stock is convertible at any time, at the option of the holder thereof, into fully paid and nonassessable shares of common stock at a rate of one share of common stock for each $2.00 of Stated value of Series C Preferred Stock (subject to adjustment in certain circumstances). Thus, the initially outstanding shares of Series C Preferred Stock are currently convertible into an aggregated of 7.5 million shares of common stock. The Series C Preferred Stock is generally non-voting, and has no right to vote as to any of the matters to be considered at the annual meeting.

   o The successor to the seller under the Company's agreement to purchase the assets of Buddy L waived or released their claim to certain earnout, price protection and registration rights in exchange for: (i) $100,000 in cash;
     (ii) 250,000 shares of Common Stock of the Company; (iii) a $2.5 million 9% note from the Company's major subsidiary, and guaranteed by the Company, providing for $625,000 principal payments on the first four anniversaries of the June 18th closing date of the initial investment, which note includes certain affirmative and negative covenants which could in certain circumstances permit the acceleration of payments with respect to such note); and (iv) certain other benefits, including registration rights.

   o The bank lenders under the Company's Credit Agreement were to agree to certain amendments to the Credit Agreement as a closing condition. This condition was waived by HPA. The Company's senior lenders agreed, however, to extend the May 31, 1997 deadline for receipt of $6 million of additional equity financing to June 30, 1997, which deadline was satisfied upon the June 18th closing of the investment, and have orally advised the Company that they will agree to the adoption of a proposed amendment to the Credit Agreement to convert the current portion of the term loan to a one year and a day obligation.

   o The bank lenders have continued to engage in further discussions with the Company since the completion of the initial investment.

           EARNINGS PER SHARE - For the calculation of earnings per share for the three months and six months ended June 30, 1997 and 1996, all of the various common stock equivalents, convertible securities and contingently issuable shares are excluded from primary and fully diluted earnings per share because they are anti-dilutive. In February 1997, SFAS No. 128, "Earnings Per Share", was issued. This Statement establishes standards for computing and presenting earnings per share (EPS) and applies to entities with publicly held common stock or potential common stock. This Statement simplifies the standards for computing EPS previously found in APB Opinion No. 15, Earnings Per Share, and makes them comparable to international EPS standards. It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. This Statement is effective for financial statements issued for periods ending after December 15, 1997, including interim periods; earlier application is not permitted. This Statement requires restatement of all prior-period EPS data presented. Earnings per share, as calculated in accordance with the provision of SFAS No. 128, are not materially different from that presented for the quarters ended June 30, 1997 and 1996.

      On June 18, 1997, the Company issued 250,000 shares of its common stock in connection with the settlement of the Company's liability with the successor to the seller in connection with the Company's agreement to purchase the assets of Buddy L. Supplemental loss per share assuming the issuance had taken place on January 1, 1997 would be $(.10) and $(.52) for the three and six months ended June 30, 1997, respectively.

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

2. INVENTORIES

     A summary of inventories, by major classification, at June 30, 1997 and December 31, 1996 is as follows (in thousands):


                                                June 30,       December 31,
                                                  1997             1996
                                               ------------    -------------

Raw materials and purchased parts               $    3,382    $      8,658
Work-in-process                                      5,132           4,593
Finished goods                                      13,878          11,864
                                               ============    =============
                                                $    22,392     $   25,115
                                               ============    =============





     Inventories are net of writedowns for lower of cost or market reserves of $9,756,000 and $10,954,000 at June 30, 1997 and December 31, 1996, respectively.

3. COMMITMENTS AND CONTINGENCIES

      LETTERS OF CREDIT - The Company had outstanding commitments under letters of credit totaling approximately $1,072,000 at June 30, 1997 compared to $1,532,000 at December 31, 1996.

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

      LITIGATION - There is a suit claiming infringement of various intellectual property rights which has been filed against Marchon, Inc., a wholly-owned subsidiary of the Company. The Company asserted meritorious defenses and is contesting the plaintiff's claims.

      During February 1997, Mr. Marvin Smollar, former President, Chief Operating Officer and director of the Company, commenced an action against the Company claiming (a) breach of his employment agreement, (b) breach of a phantom stock plan maintained by Marchon, Inc. prior to its acquisition by the Company and (c) breach of an oral agreement to pay relocation expenses, and seeking injunctive relief enjoining the Executive committee of the Company's Board of Directors from taking certain actions. The complaint seeks unspecified damages in excess of $1 million in respect to his employment agreement, certain amounts alleged to be owed by reason of such phantom stock plan and relocation expenses.

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

     Mr. Smollar was terminated as President and Chief Operating Officer of the Company in January 1997. He is the defendant in a suit filed by the Company in January 1997 which seeks to enforce a certain guarantee by him of debt owed to the Company by 555 Corporate Woods Parkway, Inc. Mr. Smollar has denied the allegations in the Company's complaint.

      On July 18, 1997, the Company filed a complaint against Amloid Corporation, Come Play Products Company and certain individuals. The complaint claims that Amloid's "Super Trike" product infringes upon the Company's Big Wheel(R) line of products, and seeks injunctive and other relief. The company intends to vigorously pursue this action.

      On August 1, 1997, the Company filed a complaint against MAC Plastics, Inc., Grand Venture, Ltd., and certain individuals. The complaint claims that the defendants copied certain of the Company's manufacturing processes and seeks injunctive and other relief. The Company intends to vigorously pursue this action.

CONTINGENCIES - The Company has been identified as a potentially responsible party, along with numerous other parties, at various U. S. Environmental Protection Agency ("EPA") designated superfund sites. The Company is vigorously contesting these matters. It is the Company's policy to accrue remediation costs when it is possible that such costs will be incurred and when they can be reasonably estimated. As of June 30, 1997 and December 31, 1996, the Company had reserves for environmental liabilities of $500,000. The amount accrued for environmental liabilities was determined without consideration of possible recoveries from third parties. Estimates of costs for future remediation are necessarily imprecise due to, among other things, the allocation of costs among potentially responsible parties. Although it is possible that additional environmental liability related to these matters could result in amounts that could be material to the Company's consolidated financial statements, a reasonably possible range of such amounts cannot presently be estimated. Based upon the facts presently known, the large number of other potentially responsible parties and potential defenses that exist, the Company believes that its share of the costs of cleanup for its current remediation sites will not, in the aggregate, have a material adverse impact on its consolidated financial statements.

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

RESULTS OF OPERATIONS

   THREE AND SIX MONTHS ENDED JUNE 30, 1997 COMPARED TO THREE AND
   SIX MONTHS ENDED JUNE 30, 1996

          NET SALES AND NET LOSS. Net sales for the three and six months ended June 30, 1997 decreased by $5.8 million, or 17.4%, to $27.6 million and decreased by $2.3 million, or 4.1%, to $53.3 million, respectively, compared to the three and six months ended June 30, 1996. The net loss for the three months ended June 30, 1997 was $.8 million compared to $1.7 million for the three months ended June 30, 1996 and was $4.0 million compared to $3.9 million for the six month periods ended June 30, 1997 and 1996, respectively. During the three and six months ended June 30, 1997, the Company recognized a $2.4 million settlement upon termination of an international sales distribution agreement.

      The following table shows the Company's net sales and operating loss from continuing operations (in thousands):

                                      Three Months Ended                 Six Months Ended
                                           June 30,                           June 30,
                                 ------------------------------     -----------------------------
                                     1997            1996               1997            1996
                                 -------------   --------------     -------------   -------------
Net Sales:
     Toys                         $    27,265   $      32,621      $      51,335   $      50,906
     Holiday Products                     351             801              1,967           4,702
                                 -------------   --------------     -------------   -------------

Total Net Sales                   $    27,616   $      33,422      $      53,302   $      55,608
                                 =============   ==============     =============   =============

Operating Income(Loss):
     Toys                         $       987   $        (786)     $      (1,640)  $      (1,993)
     Holiday Products                      24              33                (34)            (89)
                                 -------------   -------------     -------------   -------------

Total Operating Income(Loss)      $     1,011    $       (753)     $      (1,674)  $      (2,082)
                                 =============   ==============     =============   =============




      The $5.4 million decrease in toy sales for the three months ended June 30, 1997 primarily reflects decreases in sales of pools and Big Wheelies(TM) when compared to the three months ended June 30, 1996, partially offset by sales of new product such as Real Bugs(TM) and Record `N Play(TM) toys. The slight increase in toy sales for the six months ended June 30, 1997 when compared to the six months ended June 30, 1996 again reflects the decreases in sale of pools and Big Wheelies(TM), more than offset by the sales of Real Bugs(TM) and Record `N Play(TM) products as well as sales increases of Grand Champions(R) horses and Crocodile Mile(R) waterslides. Net sales during 1997 also decreased internationally due to the termination of an international sales distribution agreement.

      Net sales of holiday products in the second quarter are traditionally at their low point during the year. Shipments of Halloween and Christmas products generally begin during the third quarter while first quarter sales primarily reflect shipments of Easter products. Net sales for the six months ended June 30, 1997 reflect the significant decline in sales of Easter products when compared to the six months ended June 30, 1996.

      GROSS PROFIT MARGINS. Gross profit margins increased during the three months ended June 30, 1997 as compared to the three months ended June 30, 1996 due to the inclusion of the settlement upon termination of the international sales distribution agreement during the second quarter of 1997. Gross profit margins were lower for the six months ended June 30, 1997 compared to the similar period of the prior year. Though total manufacturing overhead costs are lower in 1997 than in like periods of 1996, gross profit margins are adversely impacted by allocating domestic manufacturing costs over lower production levels, and by competitive sales pressure. These decreases were partially offset by the proceeds from the settlement of the international sales distribution agreement and greater profit contribution on certain new products sourced through the Company's Hong Kong subsidiary.

      SELLING AND ADMINISTRATIVE ("S&A"). S&A expenses were lower for the three and six months ended June 30, 1997 as compared to the three and six months ended June 30, 1996, primarily as a result of cost cutting measures begun in the last quarter of 1996, partially offset by higher advertising expenditures during the first six months of 1997 ($1,334,000 increase). Cost cutting measures include the reduction of strategic business units, which are accountable for the sales and marketing of specific product categories ($780,000 decrease for the first six months of 1997 compared to the first six months of 1996), reductions in new product development costs ($995,000 decrease), reductions in selling, customer service and distribution expenses ($1,989,000 decrease) and reductions in administrative expenses ($992,000 decrease).

      S&A expenses for the six months ended June 30, 1996 reflected the reversal of approximately $600,000 of certain indemnification reserves due to the expiration of certain time limitations and the reversal of $200,000 of environmental reserves. S&A expenses were approximately 24.8% of sales for the six months ended June 30, 1997 as compared to 29.4% of sales for the six months ended June 30, 1996, excluding the impact of the reversal of the indemnification reserves.

      INTEREST EXPENSE. Interest expense was $2.1 million and $4.1 million for the three and six months ended June 30, 1997 as compared to $2.3 million and $4.4 million for the three and six months ended June 30, 1996.

      INCOME TAXES. The tax benefit for the three and six months ended June 30, 1997, approximates the federal statutory rate net of certain nondeductible expenses, primarily amortization of goodwill. The tax benefit for 1997 reflects the Company's anticipated ability to generate taxable income in the future.

SEASONALITY OF SALES

      Sales of many toy products are seasonal in nature. Purchase orders for the Christmas selling season are typically secured in the months of April, May, June, and July so that by the end of July, the Company has historically received orders or order indications for a substantial majority of its full year's toy business. The Company also offers products sold primarily in the spring and summer months including Water Works pools, Crocodile Mile(R) water slides and other items, which are shipped principally in the first and second quarters of the year and counter some of this seasonality. In addition, Big Wheel(R) and Power Drivers(TM) ride-ons, Grand Champions(R) horses and Buddy L(R) vehicles ship year-round. The Company's production generally is heaviest in the period from June through September. Typically over 60% of toy product revenues are generated in the second half of the year with September and October being the largest shipping months. As a result, a disproportionate amount of receivables are collected and trade credits are negotiated in the first calendar quarter of the following year. The Company expects that its quarterly operating results will vary significantly throughout the year.

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

LIQUIDITY AND CAPITAL RESOURCES

           Management responded to the circumstances which gave rise to the loss for fiscal 1996 by, among other things, restructuring its operations by consolidating its business units, reducing staffing levels and rationalizing its product lines. In addition, a new plant organization, including a new plant manager was put in place. Although these efforts resulted in reduced cash outflows, the Company had insufficient cash resources to fund its ongoing operations. In addition, these events necessitated the Company's negotiations of certain amendments to its senior loan agreement, which included, among other things, a commitment on the part of the Company to obtain at least $6 million of additional equity financing by May 31, 1997.

      The consolidated condensed financial statements have been prepared on a going concern basis which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The factors discussed above, as well as the requirement for the Company to raise significant additional funding prior to June 30, 1997, indicate that, if the Company was unable to raise significant additional funding, it may have been unable to continue as a going concern. The independent auditors' report on the December 31, 1996 financial statements stated that "These matters raise substantial doubt about the Company's ability to continue as a going concern . . . . The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty." The consolidated financial statements do not include adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities, that might be necessary should the Company be unable to continue as a going concern.

      The Company retained investment bankers to assist the Company in identifying and evaluating various alternatives, including the sale of certain product lines or fixed assets, and the potential recapitalization of the

Company. During March 1997, after exploring various possibilities, including the sale of some of its assets and product lines, the Company entered into a non-binding letter of intent in March 1997 with a company that proposed to invest in the Company, which proposal was withdrawn in April 1997. Following the withdrawal of such proposal, the Board of Directors, after presentations by the Company's legal and financial advisors and consideration of the Company's liquidity and operational requirements, concluded that it was in the best interests of the Company to pursue alternative financing pursuant to a proposal made by HPA Associates, LLC ("HPA") and EMP Associates LLC ("EMP"), described under "Summary of Business Operations and Significant Accounting Policies" of notes to consolidated condensed financial statements.

      The Company intends to use substantially all of the $14,739,000 net proceeds of the $16 million preferred stock investment for working capital purposes, including the repayment of existing trade indebtedness and short-term bank debt.

      The Securities Purchase Agreement also provided that, in addition to the $16 million of convertible preferred stock discussed above, the Company could elect to issue an additional $5 million of the Series A Preferred Stock to the investors, on the same terms and conditions as the $16 million, subject to shareholder approval. If this additional sale is approved, the total investment may reach up to $21 million.

      Under the amended terms of the secured bank facility (the "Credit Agreement") of Empire Industries, Inc., a wholly-owned subsidiary of the Company, the Company is not currently in compliance with certain provisions, including compliance with certain financial covenant requirements. The Company's senior lenders have orally advised the Company that it will agree to the adoption of a proposed amendment to the Credit Agreement to convert the current portion of the term loan to a one year and a day obligation and have agreed to engage in further discussions with the Company following the completion of the Preferred Stock Investment, but have not waived the Company's non-compliance with the terms of the Credit Agreement or agreed to amend the terms of the Credit Agreement to bring the company into compliance. Moreover, HPA has waived the condition to the closing of the sale of the units under the Securities Purchase Agreement that the Company's term and revolving loan facilities under the Credit Agreement be restructured to the satisfaction of HPA.

      Accordingly, while the Company's senior lenders have orally advised the Company they will continue discussions with the Company and presently intend to finance the Company's operations, there can be no assurance as to the timing, terms or occurrence of any further amendment of the Credit Agreement and such lenders have the right to declare the Company in default under the terms of the Credit Agreement at any time, which would permit acceleration of the related debt and acceleration of debt under the instruments that contain cross-acceleration or cross-default provisions. Accordingly, if the Company is unable to reach agreement regarding an amendment to the Company's Credit Agreement, there can be no assurance that the Company's senior lenders will not declare an event of default under the Credit Agreement, that the Company would be able to arrange for alternative financing at all, on terms acceptable to it, or in time to meet the Company's short-terms liquidity requirements. If the Company cannot reach an agreement or arrange for alternative financing in a timely fashion on terms acceptable to it, the Company may be forced to cease operations

      Although management believes the net proceeds from the Preferred Stock Investments should be sufficient to fund the Company's operations through 1997 based on the Company's 1997 operating plan the Company may require additional capital to fully finance continued operations after 1997 (earlier if the Additional Investment is not consummated or if the Company's operating results are below management's expectations). The Company's continued operations will depend upon revenues and operating cash flows, if any, the completion of the Additional Investment (if at all) continued support of the trade and secured senior lenders and the availability of additional equity or debt financing. Other than the Additional Investment, the Company has no commitments for additional financing and there can be no assurance that the Company's operations will be profitable, that the Company will be able to generate levels of revenues and cash flows sufficient to fund operations, or, if necessary, that the Company will be able to obtain additional financing on satisfactory terms, if at all. In addition, the Company may choose to raise additional capital either through debt or equity financing prior to the date on which capital is required for the operations of the Company's business.

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

      Capital expenditures, principally for the purchase of tooling for new products and equipment, were $427,000 for the six months ended June 30, 1997 compared to $3,817,000 for the six months ended June 30, 1996. The Company's capital forecast for 1997 provides for expenditures of approximately $2 million to acquire new equipment and tooling.

      The Company is subject to various actions and proceedings, including those relating to intellectual property matters, environmental matters and product liability matters. See notes to consolidated condensed financial statements.

BACKLOG

      The Company had open orders for toys of $15.8 million and $23.7 million as of June 30, 1997 and June 30, 1996, respectively. Open orders at June 30, 1997 mainly reflected orders for boys and girls toys and ride-ons. Open orders at June 30, 1996 included over $3.4 million of orders for battery powered ride-ons which were de-emphasized for 1997. The Company believes that because order patterns in the retail industry vary from time to time, open orders on any date in a given year are not a meaningful indication of the future sales.

      The Company had open orders of $4.5 million and $9.6 million as of June 30, 1997 and 1996, respectively, for holiday products. The decrease in orders at June 30, 1997 reflects increased competition in the Company's traditional Halloween and Christmas products.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      COLLECTION MATTERS - Due to the cash flow constraints experienced during the latter part of 1996 and the early part of 1997, several actions have been brought against the Company seeking payment of past due accounts. In each instance, the Company has either structured a payment plan with the plaintiff or denied the allegations in the complaint. The Company believes that none of these actions, either individually or in the aggregate, will have a material adverse effect on the financial condition of the Company.

ITEM 2. CHANGES IN SECURITIES

      Item 5 ("Other Events") of the Company's Report on Form 8-K filed June 30, 1997 is incorporated herein by reference.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

      Under the amended terms of the secured bank facility (the "Credit Agreement") of Empire Industries, Inc., a wholly-owned subsidiary of the Company, the Company is not currently in compliance with certain provisions, including compliance with certain financial covenant requirements. The Company's senior lenders have orally advised the Company that it will agree to the adoption of a proposed amendment to the Credit Agreement to convert the current portion of the term loan to a one year and a day obligation and have agreed to engage in further discussions with the Company following the completion of the Preferred Stock Investment, but have not waived the Company's non-compliance with the terms of the Credit Agreement or agreed to amend the terms of the Credit Agreement to bring the company into compliance. Moreover, HPA has waived the condition to the closing of the sale of the units under the Securities Purchase Agreement that the Company's term and revolving loan facilities under the Credit Agreement be restructured to the satisfaction of HPA.

      Accordingly, while the Company's senior lenders have orally advised the Company they will continue discussions with the Company and presently intend to finance the Company's operations, there can be no assurance as to the timing, terms or occurrence of any further amendment of the Credit Agreement and such lenders have the right to declare the Company in default under the terms of the Credit Agreement at any time, which would permit acceleration of the related debt and acceleration of debt under the instruments that contain cross-acceleration or cross-default provisions. Accordingly, if the Company is unable to reach agreement regarding an amendment to the Company's Credit Agreement, there can be no assurance that the Company's senior lenders will not declare an event of default under the Credit Agreement, that the Company would be able to arrange for alternative financing at all, on terms acceptable to it, or in time to meet the Company's short-terms liquidity requirements. If the Company cannot reach an agreement or arrange for alternative financing in a timely fashion on terms acceptable to it, the Company may be forced to cease operations.

         On March 31, 1997 and December 31, 1996, the Company did not make the quarterly interest payments on its 9% five-year subordinated debentures and was not in compliance with certain financial covenants. As a result, the convertible subordinated debentures were classified as current on the December 1996 consolidated balance sheet. In connection with the Securities Purchase Agreement and the closing of the preferred stock investment, the holders of the convertible debentures exchanged all of such debentures for 1,500 shares Series C Preferred Stock of the Company and released among other things, their claim to accrued and unpaid interest, fees and expenses.



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a) Index and Exhibits

EXHIBIT NO.     DESCRIPTION


          3.5           Certificate of Designation relating to Series A Preferred Stock.(1)

          3.6           Certificate of Designation relating to Series C Preferred Stock. (1)

          4.6           First Amendment as of May 5, 1997, to Rights Agreement dated as of  September 11, 1996, between Empire of Carolina, Inc. and American Stock Transfer & Trust Company as Rights
                        Agent. (2)

          4.7             Warrant Amendment dated May 6, 1997 to Warrant Certificate issued May 6, 1997 among the Company, HPA Associates, LLC and EMP Associates LLC. (1)

          4.8          Warrant Agreement dated as of June 17, 1997 between the Company and the holders from time to time of the warrants. (1)

          4.9          Second Amendment dated as of June 12, 1997, to Rights Agreement, dated as of
                         September 11, 1996, between Empire of Carolina, Inc. and American Stock Transfer & Trust
                         Company as Rights Agent. (1)

          4.10        Promissory Note from the Company to Smedley Industries, Inc. Liquidating Trust in the amount of $2,500,000.(1)

         10.39        Third Amendment to Loan and Security Agreement among Empire Industries, Inc., LaSalle
                     National Bank and the lenders named therein. (3)

        10.40        Securities Purchase Agreement dated as of May 5, 1997 among the Company, HPA Associates,
                      LLC and EMP Associates LLC.(4)

        10.41        Amendment No. 1 dated as of June 5, 1997 to Securities Purchase Agreement dated as of May 5,
                         1997 among the Company, HPA Associates, LLC and EMP Associates LLC.(1)

        10.42        Buddy L Settlement Agreement, dated as of June 17, 1997 between the Company and Smedley
                         Industries, Inc. Liquidating Trust. (1)

        10.43        Letter of the Company to Pallinore Securities Corp., Axiom Capital Management, Inc.,
                         and Commonwealth Associates, Inc., regarding the registration rights provisions affecting the Series A Preferred Stock.(1)

        10.44        Buddy L Registration Rights Agreement dated as of June 17, 1997 between the Company and
                        Smedley Industries, Inc. Liquidating Trust.(1)

        10.45        WPG Registration Rights Agreement dated as of June 17, 1997 between the Company and
                         WPG Corporate Development Associates IV, L.P., WPG corporate Development Associates
                         IV (Overseas), Ltd., Weiss, Peck & Greer, as trustee under Craig Whiting
                         IRA, Peter B. Pfister,



                         Weiss, Peck & Greer, as Trustee under Nora Kerppola
                         IRA, Westpool Investment Trust Plc, Eugene M. Matalene,
                         Jr., Richard Hochman, and Glenbrook Partners, L.P.
                         (collectively, the "WPG-Affiliated Entities).(1)

        10.46        WPG Release Agreement dated as of June 17, 1997 between the Company and the WPG-
                         Affiliated Entities.(1)


        27             Financial Data Schedule
-----------

          1        Previously filed as an exhibit to the Company's Current Report on Form 8-K filed June 30, 1997 and incorporated by reference.

          2       Previously filed as an exhibit to the Company's Current Report on Form 8-K filed May 8, 1997 and incorporated by reference.

          3       Previously filed as an exhibit to the Company's Current Report on Form 8-K filed May 5, 1997 and incorporated by reference.

          4      Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q, for the quarter ended March 31, 1997 and incorporated by reference.

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

                  Form 8-K filed May 8, 1997 (relating to the Company's press release dated May 8, 1997 and filing an amendment to the Company's stockholder rights agreement)

                  Form 8-K filed June 30, 1997 (relating to the Company's sale of securities pursuant to the Securities Purchase Agreement dated as of May 5, 1997 among the company, HPA Associates, LLC and EMP Associates LLC.)

                                    SIGNATURE


                 Pursuant to the requirements of the Securities
                 Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               EMPIRE OF CAROLINA, INC.



                                By:
                                      /s/ William H. Craig
                                     -----------------------------------
                                     William H. Craig
                                     Chief Financial Officer


                                Dated:  August 8, 1997