Form 10-Q
period 1997-09-30
EMPIRE OF CAROLINA INC
filed 1997-11-12
CIK 312840

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)
              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the quarterly period ended  September 30, 1997
                                                         ___________________
                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from _____________ to _____________

                 Commission File No.                  1-7909

                            EMPIRE OF CAROLINA, INC.
                            _________________________
             (Exact name of Registrant as specified in its charter)

           Delaware                                             13-2999480
           ________                                            ___________
   (State or other jurisdiction of incorporation or         (I.R.S. Employer
                    organization)                         Identification Number)



            5150 LINTON BOULEVARD, 5TH FLOOR, DELRAY BEACH, FL 33484
            ________________________________________________________
                     (Address of principal executive office)
                                   (Zip Code)

                                 (561) 498-4000
               Registrant's telephone number, including area code)


          -------------------------------------------------------------
      (Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

The number of shares outstanding of the issuer's Common Stock, $.10 par value, as of October 31, 1997 was 7,653,564.

                         PART I - FINANCIAL INFORMATION
ITEM 1.     FINANCIAL STATEMENTS

                   EMPIRE OF CAROLINA, INC., AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                       (IN THOUSANDS EXCEPT SHARE AMOUNTS)


                                                                    SEPTEMBER 30,   DECEMBER 31,
                                                                        1997           1996
                                                                    -------------  ------------
                                                                     (UNAUDITED)
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                            $   4,095    $     478
  Accounts receivable, less allowances and other
    deductions (1997-$4,097; 1996-$8,777)                                 25,162       39,678
  Inventories, net                                                        21,239       25,115
  Income taxes receivable                                                              13,004
  Prepaid expenses and other current assets                                1,094        2,142
  Deferred income taxes                                                    2,183        2,183
                                                                       ---------    ---------
          Total current assets                                            53,773       82,600

PROPERTY, PLANT AND EQUIPMENT, NET                                        18,829       24,845
EXCESS COST OVER FAIR VALUE OF NET ASSETS ACQUIRED                        13,483       12,867
TRADEMARKS, PATENTS, TRADENAMES AND LICENSES                               6,191        6,567
OTHER NONCURRENT ASSETS                                                      516          981
                                                                       ---------    ---------
                                                                       $  92,792    $ 127,860
                                                                       =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Notes payable and current portion of long-term debt                  $  31,716    $  58,712
  Convertible subordinated debentures                                                  14,139
  Accounts payable - trade                                                10,915       24,783
  Other accrued liabilities                                               15,277       15,464
                                                                       ---------    ---------
          Total current liabilities                                       57,908      113,098
                                                                       ---------    ---------

LONG-TERM LIABILITIES:
  Long-term debt                                                           5,255        7,870
  Deferred income taxes                                                    2,183        2,183
  Other noncurrent liabilities                                             3,345        2,938
                                                                       ---------    ---------
          Total long-term liabilities                                     10,783       12,991
                                                                       ---------    ---------
          Total liabilities                                               68,691      126,089
                                                                       ---------    ---------

COMMITMENTS AND CONTINGENCIES (NOTE 4)
STOCKHOLDERS' EQUITY:
  Common stock, $.10 par value, 60,000,000 shares authorized, shares
    issued and outstanding: 1997 - 7,653,564 and 1996 - 7,403,564            765          740
  Preferred stock, $.01 par value, 5,000,000 shares authorized.
    Issued and outstanding:  1997 - 1,600,000 shares of Series A convertible preferred stock and 1,500 shares of Series C
    convertible preferred stock                                               16
  Additional paid-in capital                                              80,097       50,438
  Deficit                                                                (56,275)     (48,860)
  Stockholder loans                                                         (502)        (547)
                                                                       ---------    ---------
          Total stockholders' equity                                      24,101        1,771
                                                                       ---------    ---------

                                                                       $ 92,792     $ 127,860
                                                                       =========    =========


           See notes to consolidated condensed financial statements.

                   EMPIRE OF CAROLINA, INC., AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                      THREE MONTHS ENDED          NINE MONTHS ENDED
                                          SEPTEMBER 30,             SEPTEMBER 30,
                                    -------------------------  -----------------------
                                       1997           1996        1997         1996
                                    -----------   -----------  ---------   -----------
                                          (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
NET SALES                            $  29,390    $  50,453    $  82,692    $ 106,061
SALES DISTRIBUTION SETTLEMENT                                      2,400
CAPITALIZED NEGATIVE VARIANCES                                                  1,600
COST OF SALES                           23,742       41,018       67,893       84,742
NONRECURRING INVENTORY CHARGES                       10,325                    10,325
                                     ---------    ---------    ---------    ---------
GROSS PROFIT                             5,648         (890)      17,199       12,594

RESERVE REVERSALS                                                                (800)
SELLING AND ADMINISTRATIVE EXPENSE       5,885       10,142       19,110       26,508
RESTRUCTURING AND OTHER CHARGES                       7,497                     7,497
                                     ---------    ---------    ---------    ---------

OPERATING INCOME(LOSS)                    (237)     (18,529)      (1,911)     (20,611)

INTEREST EXPENSE                        (1,417)      (2,065)      (5,504)      (6,483)
                                     ---------    ---------    ---------    ---------

LOSS BEFORE INCOME TAXES                (1,654)     (20,594)      (7,415)     (27,094)

INCOME TAX (EXPENSE)BENEFIT             (1,749)       7,710                    10,354
                                     ---------    ---------    ---------    ---------

NET LOSS                             $  (3,403)   $ (12,884)   $  (7,415)   $ (16,740)
                                     =========    =========    =========    =========


LOSS PER COMMON SHARE -
   Primary and fully diluted         $   (0.44)   $   (1.82)   $   (0.99)   $   (2.85)
                                     =========    =========    =========    =========

Weighted average number of
   common shares outstanding -
   primary and fully diluted             7,654        7,053        7,500        5,859
                                     =========    =========    =========    =========


           See notes to consolidated condensed financial statements.

                   EMPIRE OF CAROLINA, INC., AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)




                                                                 NINE MONTHS ENDED SEPTEMBER 30,
                                                                 ------------------------------
                                                                      1997         1996
                                                                   -----------   ----------
                                                                        (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                             $ (7,415)   $(16,740)
Adjustments to reconcile net loss to net cash provided by(used in)
operating activities:
  Depreciation and amortization                                         7,218       7,009
  Other                                                                 2,015      12,710
  Changes in assets and liabilities                                    17,487     (22,041)
                                                                     --------    --------
         Net cash provided by(used in) operating activities            19,305     (19,062)
                                                                     --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                   (694)     (7,213)
  Proceeds from sale of marketable securities                                          15
  Proceeds from sale of fixed assets                                      513          90
  Other                                                                    45
                                                                     --------    --------
          Net cash provided by(used in) investing activities             (136)     (7,108)
                                                                     --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings(repayments) under lines of credit                    (26,996)      5,798
  Proceeds from issuance of long term debt                                         12,100
  Repayments of notes payable                                          (2,615)    (11,654)
  Proceeds from issuance of stock                                      14,059      17,825
                                                                     --------    --------
          Net cash provided by(used in) financing activities          (15,552)     24,069
                                                                     --------    --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                    3,617      (2,101)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                            478       2,568
                                                                     --------    --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                             $  4,095    $    467
                                                                     ========    ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the period for:
      Interest                                                       $  3,439    $  6,324
      Income tax refunds                                               15,784       1,712


NONCASH INVESTING AND FINANCING ACTIVITIES
   During June 1997, the convertible subordinated debentures and related discount, accrued interest and expenses were converted into 1,500 shares of Series C Preferred Stock, thus increasing preferred stock by $15 and additional paid-in capital by $14,952,584.

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

   On September 11, 1996, the shareholders approved the conversion of the then existing Series A preferred stock to common stock on a share-for-share basis.

           See notes to consolidated condensed financial statements.

                    EMPIRE OF CAROLINA, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
             Three and Nine Months Ended September 30, 1997 and 1996
                                   (Unaudited)

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

         The consolidated condensed financial statements have been prepared on a going concern basis which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The factors discussed below, as well as the requirement for the Company to raise significant additional funding prior to June 30, 1997, indicated that, if the Company was unable to raise significant additional funding, it may have been unable to continue as a going concern. The independent auditors' report on the December 31, 1996 financial statements stated that "These matters raise substantial doubt about the Company's ability to continue as a going concern . . . . The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty." The consolidated financial statements do not include adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities, that might be necessary should the Company be unable to continue as a going concern.

         Management responded to the circumstances which gave rise to the loss for fiscal 1996 by, among other things, restructuring its operations by consolidating its business units, reducing staffing levels and rationalizing its product lines. In addition, a new plant organization, including a new plant manager was put in place. Although these efforts resulted in reduced cash outflows, the Company, prior to the preferred stock investment described below, had insufficient cash resources to fund its ongoing operations. In addition, these events necessitated the Company's negotiations with certain trade creditors and of certain amendments to its senior loan agreement, which included, among other things, a commitment on the part of the Company to obtain at least $6 million of additional equity financing by May 31, 1997.

         The Company entered into a definitive Securities Purchase Agreement dated as of May 5, 1997 (as amended, the "Securities Purchase Agreement") with HPA Associates, LLC ("HPA") and EMP Associates LLC ("EMP") providing for the investment by private investors of up to $16 million for newly issued shares of Series A Preferred Stock. In connection with their entry into the Securities Purchase Agreement, HPA and EMP funded a $5 million bridge loan bearing interest at 12% per annum to provide the Company with additional liquidity during the period prior to the closing of the initial investment. The principals of HPA, Charles Holmes and James J. Pinto, have substantial experience with investments in publicly traded companies. Mr. Holmes along with other HPA employees are providing the Company with managerial and operational support to help continue the turnaround of the Company's manufacturing facility in Tarboro, North Carolina.

         On June 17, 1997, pursuant to the Securities Purchase Agreement, the Company issued to HPA, EMP and other accredited investors, 1,100,000 shares of the Company's Series A Preferred Stock, $.01 par value per share, $10 face value per share (the "Series A Preferred Stock") and 5,000,000 warrants to purchase shares of the Company's common stock, $.10 par value per share. The Series A Preferred Stock bears no dividend, is convertible into common stock at an initial conversion price of $1.25 per share (subject to anti-dilution adjustment in certain circumstances), has the right to designate two members of the Board of Directors and is entitled to vote on all other matters presented to stockholders on an as if converted basis. Each warrant has a six-year term and entitles the holder thereof to purchase one share of common stock at an initial exercise price of $1.375 per share (subject to anti-dilution adjustment in certain circumstances) and is callable by the Company in certain circumstances. On June 18, 1997, the Company issued to HPA and other accredited investors an additional 500,000 shares of the Series A Preferred Stock and an additional 2,500,000 warrants. The gross proceeds from the June 17 and June 18, 1997 transactions $16 million, which included the conversion of the bridge loan.

         On October 10, 1997, the Company completed the sale of the additional $5 million in securities, by issuing 500,000 shares of Series A Preferred Stock and warrants to purchase shares of the Company's common stock upon the same terms and conditions as the sale of the 1.6 million shares of Series A Preferred Stock and warrants completed in June. The Company received gross consideration of $5 million for the sale of these securities, bringing the total investment made through the sale of Series A Preferred Stock and warrants to $21 million.

         All closing conditions set forth in the Securities Purchase Agreement were met or waived prior to the Principal Investment, including the following:

(bullet)The Company's 9% convertible debentures issued to affiliates of Weiss, Peck & Greer in the original principal amount of $15 million were exchanged by the holders thereof for newly-issued Series C Preferred Stock of the Company with an aggregate stated value of $15 million. Such holders also released, among other things, their claims to accrued and unpaid interest, fees and expenses. Each share of Series C Preferred Stock is convertible at any time, at the option of the holder thereof, into fully paid and nonassessable shares of common stock at a rate of one share of common stock for each $2.00 of Stated value of Series C Preferred Stock (subject to adjustment in certain circumstances). Thus, the initially outstanding shares of Series C Preferred Stock are currently convertible into an aggregated of 7.5 million shares of common stock. The Series C Preferred Stock is generally non-voting.

(bullet)The successor to the seller under the Company's agreement to purchase the assets of Buddy L waived or released their claim to certain earnout, price protection and registration rights in exchange for: (i) $100,000 in cash; (ii) 250,000 shares of Common Stock of the Company; (iii) a $2.5 million 9% note from the Company's major subsidiary, and guaranteed by the Company, providing for $625,000 principal payments on the first four anniversaries of the June 18th closing date of the initial investment, which note includes certain affirmative and negative covenants which could in certain circumstances permit the acceleration of payments with respect to such note); and (iv) certain other benefits, including registration rights.

         As a result of the completion of the series of investments, the investors in the Series A Preferred Stock own securities convertible into or exercisable for a substantial majority of the Company's outstanding stock. The Company has adopted an amendment to its Stockholder Rights Agreement in order to facilitate this investment. At October 10, 1997, (upon completion of the additional stock transaction), there were 2,100,000 shares of Series A Preferred Stock, 10,229,900 warrants, of which 10,000,000 relate to the new investment, 1,500 shares of Series C Preferred Stock, 7,653,564 shares of common stock outstanding and options to acquire 1,770,750 shares of common stock.

         Although management believes the net proceeds from the Preferred Stock Investments (described below) should be sufficient to fund the Company's operations through 1997 based on the Company's 1997 operating plan, the Company may require additional capital to fully finance continued operations after 1997. The Company's continued operations will depend upon revenues and operating cash flows, if any, continued support of the trade and secured senior lenders and the availability of additional equity or debt financing. The Company has no commitments for additional financing and there can be no assurance that the Company's operations will be profitable, that the Company will be able to generate levels of revenues and cash flows sufficient to fund operations, or, if necessary, that the Company will be able to obtain additional financing on satisfactory terms, if at all.

         In August 1997, the Company's senior lenders amended the terms of its senior loan agreement. The amendment eliminates certain covenants and relaxes others, bringing the Company into compliance with the terms of the loan agreement, as amended.

         Earnings per share - For the calculation of earnings per share for the three months and nine months ended September 30, 1997 and 1996, all of the various common stock equivalents, convertible securities and contingently issuable shares are excluded from primary and fully diluted earnings per share because they are anti-dilutive. In February 1997, SFAS No. 128, "Earnings Per Share", was issued. This Statement establishes standards for computing and presenting earnings per share (EPS) and applies to entities with publicly held common stock or potential common stock. This Statement simplifies the standards for computing EPS previously found in APB Opinion No. 15, Earnings Per Share, and makes them comparable to international EPS standards. It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. This Statement is effective for financial statements issued for periods ending after December 15, 1997, including interim periods; earlier application is not permitted. This Statement requires restatement of all prior-period EPS data presented. Earnings per share, as calculated in accordance with the provision of SFAS No. 128, are not materially different from that presented for the quarters ended September 30, 1997 and 1996.

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

2. INVENTORIES

         A summary of inventories, by major classification, at September 30, 1997 and December 31, 1996 is as follows (in thousands):

                                                     September 30,  December 31,
                                                        1997            1996
                                                    ------------    ------------

Raw materials and purchased parts                    $    2,721      $    8,658
Work-in-process                                           3,880           4,593
Finished goods                                           14,638          11,864
                                                    ============    ============
                                                     $   21,239      $   25,115
                                                    ============    ============


         Inventories are net of writedowns for lower of cost or market reserves of $9,780,000 and $10,954,000 at September 30, 1997 and December 31, 1996,
respectively.

3. INCOME TAXES

         Due to the Company's expectation of a loss for 1997, tax benefits provided at the federal statutory rate during the first six months of 1997, in anticipation of future taxable income, were reversed in the third quarter.

4. COMMITMENTS AND CONTINGENCIES

         Letters of credit - The Company had outstanding commitments under letters of credit totaling approximately $740,000 at September 30, 1997 compared to $1,532,000 at December 31, 1996.

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

         Litigation - Delaney vs. Marchon is a suit claiming infringement of various intellectual property rights which has been filed against Marchon, Inc., a wholly-owned subsidiary of the Company. The Company asserted meritorious defenses and is contesting the plaintiff's claims.

         During February 1997, Mr. Marvin Smollar, former President, Chief Operating Officer and director of the Company, commenced an action against the Company claiming (a) breach of his employment agreement, (b) breach of a phantom stock plan maintained by Marchon, Inc. prior to its acquisition by the Company and (c) breach of an oral agreement to pay relocation expenses. The complaint seeks unspecified damages in excess of $1 million.

         During August 1997, 1431 Kingsland Avenue, L.P., a Limited Partnership controlled by Marvin Smollar, the Company's former President and Chief Operating Officer, commenced a lawsuit against the Company alleging breach of a lease for a former Marchon facility located at 1431 Kingsland Avenue, Pagedale, MI. Although the Company believes it has meritorious defenses to the allegations in the complaint, an adverse judgment could have a material adverse effect upon the Company's financial condition.

         The Company's operating subsidiaries and its former operating subsidiaries are subject to various types of consumer claims for personal injury from their products. The Company's subsidiaries maintain product liability insurance. Various product liability claims, each of which management believes is adequately covered by insurance and/or reserves, are currently pending.

         Except as set forth herein, the Company does not believe the outcome of any of its litigation either individually or in the aggregate would have a material adverse effect on the Company's consolidated financial statements.

          Mr. Smollar was terminated as President and Chief Operating Officer of the Company in January 1997. He is the defendant in a suit filed by the Company in January 1997 which seeks to enforce a certain guarantee by him of debt owed to the Company by 555 Corporate Woods Parkway, Inc. Mr. Smollar has denied the allegations in the Company's complaint.

         Contingencies - The Company has been identified as a potentially responsible party, along with numerous other parties, at various U. S. Environmental Protection Agency ("EPA") designated superfund sites. The Company is vigorously contesting these matters. It is the Company's policy to accrue remediation costs when it is possible that such costs will be incurred and when they can be reasonably estimated. As of September 30, 1997, the Company had reserves for environmental liabilities of approximately $320,000, reduced from $500,000 at December 31, 1996 as a result of settlements of certain liabilities during the third quarter of 1997. The amount accrued for environmental liabilities was determined without consideration of possible recoveries from third parties. Estimates of costs for future remediation are necessarily imprecise due to, among other things, the allocation of costs among potentially responsible parties. Although it is possible that additional environmental liability related to these matters could result in amounts that could be material to the Company's consolidated financial statements, a reasonably possible range of such amounts cannot presently be estimated. Based upon the facts presently known, the large number of other potentially responsible parties and potential defenses that exist, the Company believes that its share of the costs of cleanup for its current remediation sites will not, in the aggregate, have a material adverse impact on its consolidated financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Sales of many toy products are seasonal in nature. Purchase orders for the Christmas selling season are typically secured in the months of April, May, June, and July so that by the end of July, the Company has historically received orders or order indications for a substantial majority of its full year's toy business. The Company also offers products sold primarily in the spring and summer months including Water Works(R) pools, Crocodile Mile(R) water slides and other items, which are shipped principally in the first and second quarters of the year and counter some of this seasonality. In addition, Big Wheel(R) ride-ons, Grand Champions(R) horses and Buddy L(R) vehicles ship year-round. The Company's production generally is heaviest in the period from June through September. Typically over 60% of toy product revenues are generated in the second half of the year with September and October being the largest shipping months. As a result, a disproportionate amount of receivables are collected and trade credits are negotiated in the first calendar quarter of the following year.

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

Results of Operations

Three and Nine Months Ended September 30, 1997 Compared to Three and Nine Months Ended September 30, 1996

          Net Sales and Net Loss. Net sales for the three and nine months ended September 30, 1997 decreased by $21.1 million, or 41.7%, to $29.3 million and decreased by $23.4 million, or 22%, to $82.7 million compared to the three and nine months ended September 30, 1996, respectively. The net loss for the three months ended September 30, 1997 was $3.4 million compared to $12.8 million for the three months ended September 30, 1996 and was $7.4 million compared to $20.6 million for the nine month periods ended September 30, 1997 and 1996, respectively. During the three and nine months ended September 30, 1996, the Company recognized nonrecurring inventory charges and restructuring and other charges totaling $17.3 million. During the nine months ended September 30, 1997, the Company recognized a $2.4 million gain from the settlement and termination of an international sales distribution agreement.

         The following table shows the Company's net sales and operating loss from continuing operations (in thousands):



                                               Three Months Ended                 Nine Months Ended
                                                  September 30,                     September 30,
                                          ------------------------------     -----------------------------
                                              1997            1996               1997            1996
                                          -------------   --------------     -------------   -------------
Net Sales:
     Toys                                    $  17,705      $    33,999         $  69,049      $   84,905
     Holiday Products                           11,685           16,454            13,643          21,156
                                          -------------   --------------     -------------   -------------

Total Net Sales                              $  29,390      $    50,453         $  82,692      $  106,061
                                          =============   ==============     =============   =============

Operating Income(Loss):
     Toys                                    $  (1,198)     $    (2,238)        $  (2,906)         (4,231)
     Holiday Products                              961            1,031               995             942
     Nonrecurring inventory charges                  0           (9,825)                0          (9,825)
     Restructuring and other charges                 0           (7,497)                0          (7,497)
                                          -------------   --------------     -------------   -------------

Total Operating Income(Loss)                $     (237)     $   (18,529)        $  (1,911)    $   (20,611)
                                          =============   ==============     =============   =============






         The decrease in toy sales for the three and nine months ended September 30, 1997 primarily reflects decreases in sales of Power DriversTM, Buddy L(R) vehicles and Big Wheelies(TM) when compared to the three and nine months ended September 30, 1996, partially offset by sales of new products such as Real Bugs(TM) and Record `N Play(TM) toys. The decrease in net sales compared to 1996 was also partially due to the termination of an international sales distribution agreement. The reduction in sales during the three months ended September 30, 1997 compared to the like period of 1996 is largely a result of customers' concerns about the continued viability of the Company during the period from October 1996 through May 1997, when orders are traditionally booked for shipments during the third and fourth quarters of 1997.

         Decreases in sales in the Halloween product category during the three months ended September 30, 1997 reflected most of the change in holiday product sales when compared to the similar period of 1996, and, when coupled with the decrease in sales in the Easter product category, reflected most of the change in holiday product sales for the nine months ended September 30, 1997 when compared to the like period of the prior year.

         Gross Profit Margins. Gross profit margins improved during the three and nine months ended September 30, 1997 as compared to the three and nine months ended September 30, 1996 due to nonrecurring inventory charges recorded in the third quarter of 1996.

         Selling and Administrative ("S&A"). S&A expenses were lower for the three and nine months ended September 30, 1997 as compared to the three and nine months ended September 30, 1996, primarily as a result of cost cutting measures begun in the last quarter of 1996, partially offset by higher advertising expenditures during the first nine months of 1997 ($2,241,000 increase). Cost cutting measures include the reduction of strategic business units, which are accountable for the sales and marketing of specific product categories ($1,212,000 decrease for the first nine months of 1997 compared to the first nine months of 1996), reductions in new product development costs ($1,134,000 decrease), reductions in selling, customer service and distribution expenses ($3,865,000 decrease) and the restructuring and other charges recorded in the third quarter of 1996 ($7,497,000).

         S&A expenses for the nine months ended September 30, 1996 reflected the reversal of approximately $600,000 of certain indemnification reserves due to the expiration of certain time limitations and the reversal of $200,000 of environmental reserves. S&A expenses were approximately 23.1% of sales for the nine months ended September 30, 1997 as compared to 25% of sales for the nine months ended September 30, 1996, excluding the impact of the reversal of the reserves and the restructuring and other charges.

         Interest Expense. Interest expense was $1.4 million and $5.5 million for the three and nine months ended September 30, 1997 as compared to $2.1 million and $6.5 million for the three and nine months ended September 30, 1996, reflecting the benefit of new equity investments in 1997 versus borrowing under the senior loan agreement, and the conversion of certain debt to equity.

       Income Taxes. Due to the Company's expectation of a loss for 1997, tax benefits provided at the federal statutory rate during the first six months of 1997, in anticipation of future taxable income, were reversed in the third quarter.


Liquidity And Capital Resources

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

         Management responded to the circumstances which gave rise to the loss for fiscal 1996 by, among other things, restructuring its operations by consolidating its business units, reducing staffing levels and rationalizing its product lines. In addition, a new plant organization, including a new plant manager was put in place. Although these efforts resulted in reduced cash outflows, the Company, prior to the preferred stock transaction described below, had insufficient cash resources to fund its ongoing operations. In addition, these events necessitated the Company's negotiations with certain trade creditors and of certain amendments to its senior loan agreement, which included, among other things, a commitment on the part of the Company to obtain at least $6 million of additional equity financing by May 31, 1997.

         The Company retained investment bankers to assist the Company in identifying and evaluating various alternatives, including the sale of certain product lines or fixed assets, and the potential recapitalization of the Company. The Board of Directors, after presentations by the Company's legal and financial advisors and consideration of the Company's liquidity and operational requirements, concluded that it was in the best interests of the Company to pursue financing pursuant to a proposal made by HPA Associates, LLC ("HPA") and EMP Associates LLC ("EMP"), described under "Summary of Business Operations and Significant Accounting Policies" of notes to consolidated condensed financial statements.

         The Company intends to use substantially all of the $18,840,000 net proceeds (the last $4,700,000 of which was received on October 10, 1997) of the $21 million preferred stock investment for working capital purposes, including the repayment of existing trade indebtedness and short-term bank debt.

         In August 1997, the Company's senior lenders amended the terms of its senior loan agreement. The amendment eliminates certain covenants and relaxes others, bringing the Company into compliance with the terms of the loan agreement, as amended.

         Although management believes the net proceeds from the Preferred Stock Investments should be sufficient to fund the Company's operations through 1997 based on the Company's 1997 operating plan, the Company may require additional capital to fully finance continued operations after 1997. The Company's continued operations will depend upon revenues and operating cash flows, if any, continued support of the trade and secured senior lenders and the availability of additional equity or debt financing. The Company has no commitments for additional financing and there can be no assurance that the Company's operations will be profitable, that the Company will be able to generate levels of revenues and cash flows sufficient to fund operations, or, if necessary, that the Company will be able to obtain additional financing on satisfactory terms, if at all.

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

         Capital expenditures, principally for the purchase of tooling for new products and equipment, were $694,000 for the nine months ended September 30, 1997 compared to $7,213,000 for the nine months ended September 30, 1996. The Company's capital forecast for 1997 provides for expenditures of approximately $1.5 million to acquire new equipment and tooling.

         The Company is subject to various actions and proceedings, including those relating to intellectual property matters, environmental matters and product liability matters. See notes to consolidated condensed financial statements.

Backlog

         The Company had open orders for toys of $6.7 million and $22.1 million as of September 30, 1997 and September 30, 1996, respectively. Open orders at September 30, 1997 mainly reflected orders for boys and girls toys and ride-ons. Open orders at September 30, 1996 included approximately $7 million of orders for battery powered ride-ons which were de-emphasized for 1997. The Company believes that because order patterns in the retail industry vary from time to time, open orders on any date in a given year are not a meaningful indication of the future sales.

         The Company had open orders of $3.2 million and $8 million as of September 30, 1997 and 1996, respectively, for holiday products. The decrease in orders at September 30, 1997 reflects increased competition in the Company's Christmas products category.


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

         On July 18, 1997, the Company filed a complaint against Amloid Corporation, Come Play Products Company and certain individuals. The complaint claimed that Amloid's "Super Trike" product infringed upon the Company's Big Wheel(R) line of products, and sought injunctive and other relief. This action was settled during the third quarter of 1997 and the terms of the settlement will not have a material impact on the Company's consolidated financial statements.

         On August 1, 1997, the Company filed a complaint against MAC Plastics, Inc., Grand Venture, Ltd., and certain individuals. The complaint claims that the defendants copied certain of the Company's manufacturing processes and seeks injunctive and other relief. The Company has recorded an agreement in principle to settle this action and does not believe that the settlement will have a material effect on the Company's consolidated financial statements.

         During August 1997, 1431 Kingsland Avenue, L.P., a Limited Partnership controlled by the Company's former President and Chief Operating Officer, commenced a lawsuit against the Company alleging breach of a lease for a former Marchon facility located at 1431 Kingsland Avenue, Pagedale, MI. Although the Company believes it has meritorious defenses to the allegations in the complaint, an adverse judgment could have a material adverse effect upon the Company's financial condition.


Item 2. Changes in Securities

         Item 5 ("Other Events") of the Company's Report on Form 8-K filed June 30, 1997 is incorporated herein by reference.

         On October 10, 1997, the Company completed the sale of $5 million in securities. The Company issued 500,000 shares of Series A Preferred Stock and warrants to purchase shares of the Company's common stock upon the same terms and conditions as the sale of the 1.6 million shares of Series A Preferred Stock and warrants completed in June pursuant to the Securities Purchase Agreement dated as of May 5, 1997. The Company received gross consideration of $5 million for the sale of these securities, bringing the total investment made through the sale of Series A Preferred Stock and warrants to $21 million.


Item 4.  Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders of the Company was held on September 25,
1997.

The following matters were voted upon at the meeting:

Approval by holders of Series A Preferred Stock ("Series A Holders") of a proposal to expand the number of directors actually constituting the Company's Board of Directors (the "Board") from five to six.

For                       1,090,500
Against                      22,500
Abstain                           0

Approval by Series A Holders to elect two members (Charles Homes and James J. Pinto) to the Board of Directors and the Series A Holders and the holders of Common Stock (the "Common Holders", and collectively with the Series A Holders, the "Voting Holders"), voting together, to elect four members to the Board, all such persons being elected to hold office for a one-year term and until their respective successors are duly elected and qualified.

                                      For                    Withheld Authority
Charles Holmes                     1,103,000                     10,000
James J. Pinto                     1,103,000                     10,000
Steven E. Geller                  13,547,368                  1,244,109
Steven N. Hutchinson              13,542,655                  1,248,822
Eugene M. Matalene, Jr.           13,543,396                  1,248,081
Lenore H. Schupak                 13,545,396                  1,246,237

The remaining proposals were voted upon by all voting holders.

Approval of a proposal to sell 500,000 shares of Series A Preferred Stock and 500,000 warrants to acquire Common Stock, including the issuance of 2,000,000 additional warrants to acquire Common Stock in order to facilitate the sale of such securities.

For                                  7,312,632
Against                              5,110,685
Abstain                                 48,307


Approval of a proposal to amend the Company's Restated Certificate of Incorporation (the "Certificate") to increase the number of authorized shares of Common Stock from 30 million to 60 million shares.

For                                  16,524,302
Against                               1,294,849
Abstain                                 676,220

Approval of a proposal to amend the Certificate to provide that its Board shall be comprised of a maximum of eight directors, as shall be determined by the Board from time to time.

For                                  14,525,045
Against                               1,118,679
Abstain                                 761,249

Approval of a proposal to amend the Certificate by deleting in its entirety Article ELEVENTH, which included certain super-majority Board of Directors approval requirements but which are no longer applicable.

For                                  10,479,215
Against                               1,237,974
Abstain                                 791,784

Ratification of Deloitte & Touche LLP as the Company's independent certified public accountants to audit the books of account of the company for the year ending December 31, 1997.

For                                 13,516,863
Against                              1,178,465
Abstain                                 96,149


Item 5.  Other Information

Item 5 ("Other Events") of the Company's Report on Form 8-K filed October 10, 1997 (relating to the Fifth Amendment to its senior loan agreement) is incorporated herein by reference.

In October 1997, the Company received the resignation of Eugene Matalene, a Director of the Company. Such registration was not due to any disagreement with the Company on any matters relating to the Company's operations, policies or practices. The Company and its Board of Directors is currently seeking a replacement for Mr. Matalene, to act as an independent Board member.


Item 6.  Exhibits and Reports on Form 8-K
      (a) Index and Exhibits

Exhibit No.     Description
        3.1     Restated Certificate of Incorporation of the Company.(1)
        3.2     First Amendment to Restated Certificate of Incorporation of the
                Company.(2)
        3.3     Amended and Restated By-Laws of the Company.(3)
        3.4     Certificate of Designation of the Series B Junior Participating
                Preferred Stock(4)
        3.5     Certificate of Designation relating to Series A Preferred
                Stock.(5)

        3.6     Certificate of Designation relating to Series C Preferred
                Stock.(5)
        4.1     Form of specimen certificate representing the Company's Common
                Stock.(6)
        4.2     Excerpts from the Company's amended By-Laws and the Company's
                Restated Certificate of Incorporation relating to rights of holders of the Company's Common Stock.(1)
        4.3     Form of 9% Convertible Debentures, issued December 22, 1994.(7)
        4.4     Form of Warrant Certificate of purchase common stock of the
                Company, issued December 22, 1994.(8)
        4.5     Rights Agreement, dated as of September 11, 1996, between Empire of Carolina, Inc. and American Stock Transfer & Trust Company as
                Rights Agent, which includes (i) as Exhibit A thereto the form of Certificate of Designation of the Series B Junior
                Participating Preferred Stock, (ii) as Exhibit B thereto the form of Right certificate (separate certificates for the Rights will not be issued until after the Distribution Date) and (iii)
                as Exhibit C thereto the Summary of Stockholder Rights
                Agreement.(4)
        4.6     First  Amendment  as of May 5, 1997,  to Rights  Agreement
                dated as of September 11, 1996, between Empire of Carolina, Inc.
                and American Stock Transfer & Trust Company as Rights Agent. (9)
        4.7     Warrant  Amendment  dated May 6, 1997 to Warrant  Certificate issued May 6, 1997 among Company, HPA Associates, LLC and EMP
                Associates LLC. (5)
        4.8     Warrant Agreement dated as of June 17, 1997 between the Company and the holders from time to time of the warrants. (5)
        4.9     Second Amendment dated as of June 12, 1997, to Rights
                Agreement, dated as of September 11, 1996, between Empire of
                Carolina, Inc. and American Stock Transfer & Trust Company as
                Rights Agent. (5)
       4.10     Promissory Note from the Company to Smedley Industries, Inc.
                Liquidating Trust in the amount of $2,500,000.(5)
      10.47     Fifth Amendment to Loan and Security Agreement dated August 25,
                1997 among Empire Industries, Inc., LaSalle National Bank and lenders named therein. (10)
       27       Financial Data Schedule
-----------
1               Previously filed as an exhibit to the Company's Current Report on Form 8-K dated July 21, 1995 and incorporated by reference.

2 Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated by reference.


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

6 Previously filed as an exhibit to the Company's Registration Statement on Form S-1 (File No. 2-73208), dated July 13, 1981 and incorporated by reference.

7 Previously fled as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1994 and incorporated by reference.

8 Previously filed as an exhibit to the Company' s Current Report on Form 8-K for December 22, 1994 and incorporated by reference.

9 Previously filed as an exhibit to the Company's Current Report on Form 8-K filed May 8, 1997 and incorporated by reference.

10 Previously filed as an exhibit to the Company's Current Report on Form 8-K filed October 10, 1997 and incorporated by reference.

         (b) The following reports on Form 8-K have been filed by the Company during the last quarter of the period covered by this report:

                None

               Subsequent to September 30, 1997, the following report on Form 8-K was filed by the Company:

               Form 8-K filed October 10, 1997 (relating to the Fifth Amendment to its senior loan agreement.)






                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         EMPIRE OF CAROLINA, INC.

                                  By:      /s/ William H. Craig
                                           ____________________
                                             William H. Craig
                                             Chief Financial Officer


                            Dated: November 10, 1997