Form 10-Q/A
period 1997-06-30
EMPIRE OF CAROLINA INC
filed 1998-03-17
CIK 312840

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
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                       (In thousands except share amounts)

                                                                                        June 30,                December 31,
                                                                                           1997                      1996
                                                                                   ----------------------   -----------------------
                                                                                       (Unaudited)
ASSETS                                                                                  (RESTATED)
Current Assets:
  Cash and cash equivalents                                                          $             2,049      $                478
  Accounts receivable, less allowances and other
    deductions (1997-$6,071; 1996-$8,777)                                                         27,121                    39,678
  Inventories, net                                                                                22,392                    25,115
  Income taxes receivable                                                                                                   13,004
  Prepaid expenses and other current assets                                                        1,549                     2,142
  Deferred income taxes                                                                            2,183                     2,183
          Total current assets                                                                    55,294                    82,600

Property, plant and equipment, net                                                                20,735                    24,845
Excess cost over fair value of net assets acquired                                                13,691                    12,867
Trademarks, patents, tradenames and licenses                                                       6,317                     6,567
Other noncurrent assets                                                                              575                       981
                                                                                     $            96,612        $          127,860

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Notes payable and current portion of long-term debt                                           $ 28,101                  $ 58,712
  Convertible subordinated debentures                                                                                       14,139
  Accounts payable - trade                                                                        15,686                    24,783
  Other accrued liabilities                                                                       13,175                    15,464
          Total current liabilities                                                               56,962                   113,098

Long-Term Liabilities:
  Long-term debt                                                                                   5,960                     7,870
  Deferred income taxes                                                                            2,183                     2,183
  Other noncurrent liabilities                                                                     3,355                     2,938
          Total long-term liabilities                                                             11,498                    12,991
          Total liabilities                                                                       68,460                   126,089

Commitments and Contingencies (Note 3)
Stockholders' Equity:
  Common stock, $.10 par value, 30,000,000 shares authorized, shares
    issued and outstanding: 1997 - 7,653,564 and 1996 - 7,403,564                                    765                       740
  Preferred stock, $.01 par value, 5,000,000 shares authorized.
    Issued and outstanding:  1997 - 1,600,000 shares of Series A convertible preferred stock and 1,500 shares of Series C
    convertible preferred stock.                                                                      16
  Additional paid-in capital                                                                     100,015                    50,438
  Deficit                                                                                        (72,142)                  (48,860)
  Stockholder loans                                                                                 (502)                     (547)
          Total stockholders' equity                                                              28,152                     1,771

                                                                                                $ 96,612                 $ 127,860

            See notes to consolidated condensed financial statements.

                   EMPIRE OF CAROLINA, INC., AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                  Three Months Ended June 30,        Six Months Ended June 30,
                                                  ----------------------------     ------------------------------
                                                     1997             1996             1997              1996
                                                  -----------      -----------     -------------      -----------
                                                                (In thousands except per share amounts)
                                                   (RESTATED)                        (RESTATED)
Net Sales                                          $ 27,616         $ 33,422         $ 53,302          $ 55,608
Sales distribution settlement                         2,400                             2,400
Capitalized negative variances                                                                            1,600
Cost of Sales                                        22,273           25,907           44,151            43,724
Gross Profit                                          7,743            7,515           11,551            13,484

Reserve reversals                                                                                          (800)
Selling and Administrative Expense                    6,732            8,268           13,225            16,366

Operating Income(Loss)                                1,011             (753)          (1,674)           (2,082)

Interest Expense                                     (2,081)          (2,299)          (4,087)           (4,418)

Loss Before Income Taxes                             (1,070)          (3,052)          (5,761)           (6,500)

Income Tax Benefit                                      309            1,352            1,749             2,644

Net Loss                                             $ (761)        $ (1,700)        $ (4,012)         $ (3,856)

Loss Per Common Share -
   Primary and fully diluted                        $ (2.69)         $ (0.32)         $ (3.14)          $ (0.73)

Weighted average number of common shares
   outstanding - primary and fully diluted            7,439            5,321            7,422             5,261


            See notes to consolidated condensed financial statements.

                   EMPIRE OF CAROLINA, INC., AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                      Six Months Ended June 30,
                                                                                    ------------------------------
                                                                                        1997             1996
                                                                                    --------------   -------------
                                                                                            (In thousands)
Cash Flows From Operating Activities:
Net loss                                                                              $ (4,012)        $ (3,856)
Adjustments to reconcile net loss to net cash provided by(used in)
operating activities:
  Depreciation and amortization                                                          4,712            4,578
  Other                                                                                  1,566           (1,065)
  Changes in assets and liabilities                                                     16,957           (5,139)
         Net cash provided by(used in) operating activities                             19,223           (5,482)

Cash Flows From Investing Activities:
  Capital expenditures                                                                    (427)          (3,817)
  Proceeds from sale of marketable securities                                                                15
  Proceeds from sale of fixed assets                                                       512               95
  Other                                                                                     45               (5)
          Net cash provided by(used in) investing activities                               130           (3,712)

Cash Flows From Financing Activities:
  Net repayments under lines of credit                                                 (30,611)         (20,284)
  Proceeds from issuance of long term debt                                                               12,100
  Repayments of notes payable                                                           (1,910)          (2,410)
  Proceeds from issuance of stock                                                       14,739           17,900
          Net cash provided by(used in) financing activities                           (17,782)           7,306

Net Increase (Decrease) in Cash and Cash Equivalents                                     1,571           (1,888)

Cash and Cash Equivalents, Beginning of Period                                             478            2,568
Cash and Cash Equivalents, End of Period                                               $ 2,049            $ 680

Supplemental Disclosures of Cash Flow Information:
   Cash paid during the period for:
      Interest                                                                         $ 2,497          $ 3,665
      Income taxes, (net of refunds)                                                   (15,784)          (1,817)

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


   Pursuant to Emerging Issues Task Force Announcement No. D-60, the Company during June 1997 recorded a dividend on its newly-issued Series A Preferred Stock to reflect the effect of a beneficial conversion feature of such stock and the concurrent issuance of 7.5 million warrants. The recording of this dividend resulted in a transfer from deficit to additional paid-in capital of $19,270,000.


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

        Pursuant to the Securities Purchase Agreement, all closing conditions set forth therein were met or waived prior to the Principal Investment, including the following:

(bullet) The Company's 9% convertible debentures issued to affiliates of Weiss, Peck & Greer in the original principal amount of $15 million were exchanged by the holders thereof for newly-issued shares of the Company with an aggregate stated value of $15 million. Such holders also released, among other things, their claims to accrued and unpaid interest, fees and expenses. Each share of Series C Preferred Stock is convertible at any time, at the option of the holder thereof, into fully paid and nonassessable shares of common stock at a rate of one share of common stock for each $2.00 of Stated value of Series C Preferred Stock (subject to adjustment in certain circumstances). Thus, the initially outstanding shares of Series C Preferred Stock are currently convertible into an aggregated of 7.5 million shares of common stock. The Series C Preferred Stock is generally non-voting, and has no right to vote as to any of the matters to be considered at the annual meeting.

(bullet) The successor to the seller under the Company's agreement to purchase the assets of Buddy L waived or released their claim to certain earnout, price protection and registration rights in exchange for: (i) $100,000 in cash; (ii) 250,000 shares of Common Stock of the Company;
         (iii) a $2.5 million 9% note from the Company's major subsidiary, and guaranteed by the Company, providing for $625,000 principal payments on the first four anniversaries of the June 18th closing date of the initial investment, which note includes certain affirmative and negative covenants which could in certain circumstances permit the acceleration of payments with respect to such note); and (iv) certain other benefits, including registration rights.

(bullet) The bank lenders under the Company's Credit Agreement were to agree to certain amendments to the Credit Agreement as a closing condition. This condition was waived by HPA. The Company's senior lenders agreed, however, to extend the May 31, 1997 deadline for receipt of $6 million of additional equity financing to June 30, 1997, which deadline was satisfied upon the June 18th closing of the investment, and have orally advised the Company that they will agree to the adoption of a proposed amendment to the Credit Agreement to convert the current portion of the term loan to a one year and a day obligation.

(bullet) The bank lenders have continued to engage in further discussions with the Company since the completion of the initial investment.


        Restatement of June 30, 1997 Financial Statements - The staff of the Securities and Exchange Commission ("SEC") has issued an announcement regarding accounting for the issuance of convertible preferred stock and debt securities. The announcement dealt with, among other things, the belief by the SEC staff that the issuance of convertible preferred stock that contains a beneficial conversion feature should be recognized and measured by allocating a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital, and that any discount resulting from such allocation is analogous to a dividend and should be recognized as a return to the preferred shareholders. The SEC position is discussed in Emerging Issues Task Force Announcement D-60, "Accounting for the Issuance of Convertible Preferred Stock and Debt Securities with a Nondetachable Conversion Feature" issued in May 1997.


        Under this accounting treatment, the intrinsic value of the beneficial conversion feature of the Series A Preferred Stock, as well as a discount of $3,750,000 resulting from the concurrent issuance of detachable warrants, has been reflected in the restated consolidated financial statements as preferred dividends. The restatement also gives effect to the recognition in the calculation of net loss per share of preferred dividends on the Series A Preferred Stock representing the accretion of these issuance discounts, which had not been previously recognized in the calculation of net loss per share. These restatements have no effect on the net loss of the Company or on its cash flows.


        Earnings per share - For the calculation of earnings per share ("EPS") for the three and six months ended June 30, 1997 and 1996, all of the various common stock equivalents, convertible securities and contingently issuable shares are excluded from primary and fully diluted earnings per share because they are anti-dilutive. For purposes of calculating EPS for the three and six months ended June 30, 1997, dividends of $19,720,000, representing the accretion of a discount on the Series A Preferred Stock, have been included in the computation. In February 1997, SFAS No. 128, "Earnings Per Share", was issued. This Statement establishes standards for computing and presenting earnings per share (EPS) and applies to entities with publicly held common stock or potential common stock. This Statement simplifies the standards for computing EPS previously found in APB Opinion No. 15, Earnings Per Share, and makes them comparable to international EPS standards. It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. This Statement is effective for financial statements issued for periods ending after December 15, 1997, including interim periods; earlier application is not permitted. This Statement requires restatement of all prior-period EPS data presented. Earnings per share, as calculated in accordance with the provision of SFAS No. 128, are not materially different from that presented for the quarters ended June 30, 1997 and 1996.


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

2. INVENTORIES

        A summary of inventories, by major classification, at June 30, 1997 and December 31, 1996 is as follows (in thousands):


                                        June 30, December 31,
                                          1997     1996
                                        -------- -----------
Raw materials and purchased parts       $ 3,382    $ 8,658
Work-in-process                           5,132      4,593
Finished goods                           13,878     11,864
                                        -------    -------
                                        $22,392    $25,115
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

        The following table shows the Company's net sales and operating loss from continuing operations (in thousands):

                                                   Three Months Ended             Six Months Ended
                                                    June 30,                    June 30,
                                             ------------------------   -----------------------
                                                1997          1996         1997         1996
                                             ----------    ----------   ----------   ----------
Net Sales:
   Toys                                      $   27,265    $   32,621   $   51,335   $   50,906
   Holiday Products                                 351           801        1,967        4,702
                                             ----------    ----------   ----------   ----------

Total Net Sales                              $   27,616    $   33,422   $   53,302   $   55,608
                                             ==========    ==========   ==========   ==========

Operating Income(Loss):
   Toys                                      $     987     $    (786)   $  (1,640)   $  (1,993)
   Holiday Products                                 24            33          (34)         (89)
                                             ---------     ---------    ---------    ---------

Total Operating Income(Loss)                 $   1,011     $    (753)   $  (1,674)   $  (2,082)
                                             =========     =========    =========    =========

        The $5.4 million decrease in toy sales for the three months ended June 30, 1997 primarily reflects decreases in sales of pools and Big Wheelies(TM) when compared to the three months ended June 30, 1996, partially offset by sales of new product such as Real Bugs(TM) and Record N Play(TM) toys. The slight increase in toy sales for the six months ended June 30, 1997 when compared to the six months ended June 30, 1996 again reflects the decreases in sale of pools and Big Wheelies(TM), more than offset by the sales of Real Bugs(TM) and Record N Play(TM) products as well as sales increases of Grand Champions(R) horses and Crocodile Mile(R) waterslides. Net sales during 1997 also decreased internationally due to the termination of an international sales distribution agreement.

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

  10.46         WPG Release Agreement dated as of June 17, 1997 between the Company and the WPG-Affiliated
                Entities.(1)


  27            Financial Data Schedule
---------

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


                                       EMPIRE OF CAROLINA, INC.



                                       By:
                                             /s/ William H. Craig
                                             ----------------------
                                             William H. Craig
                                             Chief Financial Officer


                                      Dated:  March 17, 1998