Form 10-Q/A
period 1997-09-30
EMPIRE OF CAROLINA INC
filed 1998-03-17
CIK 312840

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
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                       (In thousands except share amounts)


                                                                                       September 30,            December 31,
                                                                                           1997                     1996
                                                                                   ----------------------   ----------------------
                                                                                        (Unaudited)
                                                                                        (RESTATED)
ASSETS
Current Assets:
  Cash and cash equivalents                                                          $             4,095      $               478
  Accounts receivable, less allowances and other
    deductions (1997-$4,097; 1996-$8,777)                                                         25,162                   39,678
  Inventories, net                                                                                21,239                   25,115
  Income taxes receivable                                                                                                  13,004
  Prepaid expenses and other current assets                                                        1,094                    2,142
  Deferred income taxes                                                                            2,183                    2,183
          Total current assets                                                                    53,773                   82,600

Property, plant and equipment, net                                                                18,829                   24,845
Excess cost over fair value of net assets acquired                                                13,483                   12,867
Trademarks, patents, tradenames and licenses                                                       6,191                    6,567
Other noncurrent assets                                                                              516                      981
                                                                                     $            92,792      $           127,860

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Notes payable and current portion of long-term debt                                           $ 31,716                 $ 58,712
  Convertible subordinated debentures                                                                                      14,139
  Accounts payable - trade                                                                        10,915                   24,783
  Other accrued liabilities                                                                       15,277                   15,464
          Total current liabilities                                                               57,908                  113,098

Long-Term Liabilities:
  Long-term debt                                                                                   5,255                    7,870
  Deferred income taxes                                                                            2,183                    2,183
  Other noncurrent liabilities                                                                     3,345                    2,938
          Total long-term liabilities                                                             10,783                   12,991
          Total liabilities                                                                       68,691                  126,089

Commitments and Contingencies (Note 4)
Stockholders' Equity:
  Common stock, $.10 par value, 60,000,000 shares authorized, shares
    issued and outstanding: 1997 - 7,653,564 and 1996 - 7,403,564                                    765                      740
  Preferred stock, $.01 par value, 5,000,000 shares authorized.
    Issued and outstanding:  1997 - 1,600,000 shares of Series A convertible preferred stock and 1,500 shares of Series C
    convertible preferred stock.                                                                      16
  Additional paid-in capital                                                                      99,367                   50,438
  Deficit                                                                                        (75,545)                 (48,860)
  Stockholder loans                                                                                 (502)                    (547)
          Total stockholders' equity                                                              24,101                    1,771
                                                                                                $ 92,792                $ 127,860


            See notes to consolidated condensed financial statements.

                   EMPIRE OF CAROLINA, INC., AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                          Three Months Ended September 30,      Nine Months Ended September 30,
                                        -----------------------------------   -----------------------------------
                                             1997               1996               1997               1996
                                        ----------------   ----------------   ----------------   ----------------
                                                    (In thousands except per share amounts)
                                                                               (RESTATED)
Net Sales                                 $ 29,390           $ 50,453             $ 82,692          $ 106,061
Sales distribution settlement                                                        2,400
Capitalized negative variances                                                                          1,600
Cost of Sales                               23,742             41,018               67,893             84,742
Nonrecurring Inventory Charges                                 10,325                                  10,325
Gross Profit                                 5,648               (890)              17,199             12,594

Reserve reversals                                                                                        (800)
Selling and Administrative Expense           5,885             10,142               19,110             26,508
Restructuring and Other Charges                                 7,497                                   7,497

Operating Income(Loss)                        (237)           (18,529)              (1,911)           (20,611)

Interest Expense                            (1,417)            (2,065)              (5,504)            (6,483)

Loss Before Income Taxes                    (1,654)           (20,594)              (7,415)           (27,094)

Income Tax (Expense)Benefit                 (1,749)             7,710                                  10,354

Net Loss                                  $ (3,403)         $ (12,884)            $ (7,415)         $ (16,740)


Loss Per Common Share -
   Primary and fully diluted               $ (0.44)           $ (1.82)             $ (3.56)           $ (2.85)

Weighted average number of
   common shares outstanding -
   primary and fully diluted                 7,654              7,053                7,500              5,859



            See notes to consolidated condensed financial statements.

                   EMPIRE OF CAROLINA, INC., AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                          Nine Months Ended September 30,
                                                                                     -------------------------------------------
                                                                                            1997                   1996
                                                                                     --------------------   --------------------
                                                                                                   (In thousands)
Cash Flows From Operating Activities:
Net loss                                                                                 $ (7,415)             $ (16,740)
Adjustments to reconcile net loss to net cash provided by(used in)
operating activities:
  Depreciation and amortization                                                             7,218                  7,009
  Other                                                                                     2,015                 12,710
  Changes in assets and liabilities                                                        17,487                (22,041)
         Net cash provided by(used in) operating activities                                19,305                (19,062)

Cash Flows From Investing Activities:
  Capital expenditures                                                                       (694)                (7,213)
  Proceeds from sale of marketable securities                                                                         15
  Proceeds from sale of fixed assets                                                          513                     90
  Other                                                                                        45
          Net cash provided by(used in) investing activities                                 (136)                (7,108)

Cash Flows From Financing Activities:
  Net borrowings(repayments) under lines of credit                                        (26,996)                 5,798
  Proceeds from issuance of long term debt                                                                        12,100
  Repayments of notes payable                                                              (2,615)               (11,654)
  Proceeds from issuance of stock                                                          14,059                 17,825
  Net proceeds from issuance of preferred stock                                                 0
          Net cash provided by(used in) financing activities                              (15,552)                24,069

Net Increase (Decrease) in Cash and Cash Equivalents                                        3,617                 (2,101)

Cash and Cash Equivalents, Beginning of Period                                                478                  2,568
Cash and Cash Equivalents, End of Period                                                  $ 4,095                  $ 467

Supplemental Disclosures of Cash Flow Information:
   Cash paid during the period for:
      Interest                                                                            $ 3,439                $ 6,324
      Income tax refunds                                                                   15,784                  1,712

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



      Restatement of September 30, 1997 Financial Statements - The staff of the Securities and Exchange Commission ("SEC") has issued an announcement regarding accounting for the issuance of convertible preferred stock and debt securities. The announcement dealt with, among other things, the belief by the SEC staff that the issuance of convertible preferred stock that contains a beneficial conversion feature should be recognized and measured by allocating a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital, and that any discount resulting from such allocation is analogous to a dividend and should be recognized as a return to the preferred shareholders. The SEC position is discussed in Emerging Issues Task Force Announcement D-

60, "Accounting for the Issuance of Convertible Preferred Stock and Debt Securities with a Nondetachable Conversion Feature" issued in May 1997.

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



      Earnings per share - For the calculation of earnings per share ("EPS") for the three and nine months ended September 30, 1997 and 1996, all of the various common stock equivalents, convertible securities and contingently issuable shares are excluded from primary and fully diluted earnings per share because they are anti-dilutive. For purposes of calculating EPS for the nine months ended September 30, 1997, dividends of $19,720,000, representing the accretion of a discount on the Series A Preferred Stock, have been included in the computation. In February 1997, SFAS No. 128, "Earnings Per Share", was issued. This Statement establishes standards for computing and presenting earnings per share (EPS) and applies to entities with publicly held common stock or potential common stock. This Statement simplifies the standards for computing EPS previously found in APB Opinion No. 15, Earnings Per Share, and makes them comparable to international EPS standards. It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. This Statement is effective for financial statements issued for periods ending after December 15, 1997, including interim periods; earlier application is not permitted. This Statement requires restatement of all prior-period EPS data presented. Earnings per share, as calculated in accordance with the provision of SFAS No. 128, are not materially different from that presented for the quarters ended September 30, 1997 and 1996.


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

2. INVENTORIES

      A summary of inventories, by major classification, at September 30, 1997 and December 31, 1996 is as follows (in thousands):


                                      September 30,    December 31,
                                         1997              1996
Raw materials and purchased parts     $  2,721         $  8,658
Work-in-process                          3,880            4,593
Finished goods                          14,638           11,864
                                      --------         --------
                                      $ 21,239         $ 25,115
                                      ========         ========

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

      The following table shows the Company's net sales and operating loss from continuing operations (in thousands):

                                               Three Months Ended                 Nine Months Ended
                                                  September 30,                     September 30,
                                          ------------------------------     -----------------------------
                                              1997            1996               1997            1996
                                          -------------   --------------     -------------   -------------
Net Sales:
     Toys                                     $ 17,705         $ 33,999          $ 69,049        $ 84,905
     Holiday Products                           11,685           16,454            13,643          21,156
                                          -------------   --------------     -------------   -------------

Total Net Sales                               $ 29,390         $ 50,453          $ 82,692       $ 106,061
                                          =============   ==============     =============   =============

Operating Income(Loss):
     Toys                                     $ (1,198)        $ (2,238)         $ (2,906)       $ (4,231)
     Holiday Products                              961            1,031               995             942
     Nonrecurring inventory charges                  0           (9,825)                0          (9,825)
     Restructuring and other charges                 0           (7,497)                0          (7,497)
                                          -------------   --------------     -------------   -------------

Total Operating Income(Loss)                    $ (237)       $ (18,529)         $ (1,911)      $ (20,611)
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

Approval by Series A Holders to elect two members (Charles Homes and James J. Pinto) to the Board of Directors and the Series A Holders and the holders of Common Stock (the "Common Holders", and collectively with the Series A Holders, the "Voting Holders") , voting together, to elect four members to the Board, all such persons being elected to hold office for a one-year term and until their respective successors are duly elected and qualified.

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


                                       EMPIRE OF CAROLINA, INC.

                              By:      /s/ William H. Craig
                                       William H. Craig
                                       Chief Financial Officer


                                       Dated:  March 17, 1998