Form 10-K
period 1997-12-31
EMPIRE OF CAROLINA INC
filed 1998-03-31
CIK 312840

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                              --------------------
                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

       FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997 COMMISSION FILE NUMBER 1-7909

                            Empire of Carolina, Inc.
             (Exact name of registrant as specified in its charter)

                               DELAWARE 13-2999480
                (State or other jurisdiction of (I.R.S. Employer
               incorporation or organization) Identification No.)

               5150 LINTON BOULEVARD, DELRAY BEACH, FLORIDA 33484
               (Address of principal executive offices) (Zip Code)


                                 (561) 498-4000
              (Registrant's telephone number, including area code)

                 Securities registered pursuant to Section 12(b)
                                  of the Act:
      --------------------------------------------------------------------


                                                                      Name of each exchange
Title of each class:                                                   on which registered:
Common Stock, par value $.10 per share (including the                    American Stock Exchange
associated Preferred Stock Purchase Rights)


           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                                      None.

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in the proxy statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
[ ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant, as of March 13, 1998, was $11,945,000 (assuming solely for the purpose of this calculation that all directors and officers of the Registrant are "affiliates").

The number of shares outstanding of the Registrant's Common Stock, par value $.10 per share, as of March 13, 1998, was 7,855,000.

Documents Incorporated by Reference:  None

                                     PART I
ITEM 1. BUSINESS.

GENERAL

Empire of Carolina, Inc., a Delaware corporation and its subsidiaries ("Empire" or the "Company") design, manufacture and market a broad variety of toys and plastic decorative holiday products, including Big Wheel(R) ride-on products, outdooR activities and games such as Snow Works(TM) winter sleds and Water Works(TM) water slides and pools (including Crocodile MILE(R) water slides), Buddy L(R) vehicles, Real Bugs(TM), Grand Champions(R) collectible horses and holiday products featuring pLASTic decorative holiday display items.

Empire, whose predecessor entity was organized in 1939, has been a toy manufacturer for approximately 45 years. The Company's business experienced significant change in 1993 when substantial non-toy operations were sold. Following the divestitures of non-toy businesses, Empire's operations were focused on its toy business, including the Big Wheel(R) non-powered ride-on product line which has been sold throughout the United States since 1970, and its plastic decorative holiday products business. Since mid-1994 the Company has undergone changes of management, established a new business strategy, and effected two acquisitions which added established core toy product lines to the Company's business.

In the third quarter of 1994, an investor group led by Steven Geller, the current Chief Executive Officer of the Company, acquired control of Empire as a base from which to build a diversified toy and plastic products manufacturing company. In October 1994, Empire acquired Marchon, Inc. ("Marchon") a toy designer, marketer and manufacturer. Marchon's core toy products included Grand Champions(R) collectible horses and Crocodile Mile(R) water slides. Marchon had substantIAL experience at sourcing toy products in the Far East. In July 1995, Empire acquired substantially all of the toy business assets and certain related liabilities of Buddy L Inc. and its Hong Kong subsidiary ("Buddy L"), one of the oldest toy brands in the United States whose core toy products included plastic toy cars, trucks and other vehicles.

In June 1996, the Company completed a secondary offering of 3,123,908 shares of Common Stock, at a price per share of $12.00. The gross proceeds to the Company were $15,624,000.

The Company's 1996 operating results were negatively impacted by serious difficulties encountered at its Tarboro, NC plant. Increased seasonal demand in the face of transfers of production from former Buddy L facilities; delays in the startup of new or transferred production equipment; increased cost of outsourced production; difficulties created by the influx of Buddy L product and the training of new employees all led to the loss of production efficiency, product damage, and missed shipping deadlines which contributed to the Company's 1996 nonrecurring charges and net loss.

In 1997, in response to the Company's financial needs, the Company issued a total of 2,100,000 shares of Series A preferred stock and 10,000,000 warrants in a private offering to certain accredited investors (as defined in Rule 501 under the Securities Act of 1933, as amended). The Series A preferred stock bears no dividend and is convertible into common stock at an initial conversion price of $1.25 per share of stated value (convertible into 16,800,000 shares of common stock). Each warrant has a six-year term and entitles the holder thereof to purchase one share of common stock at an initial exercise price of $1.375 per share. The gross proceeds from the sale of such securities was $21 million from which the Company received net proceeds of $18.7 million. Concurrent with this offering, the Company's 9% convertible debentures in the original amount of $15 million were exchanged for newly issued shares of Series C convertible preferred stock (convertible into 7,500,000 shares of common stock). The Series C has no voting rights, except as required by law. In connection with this private offering, Charles S. Holmes was elected to replace Steven Geller as Chairman of the Board, and the Series A preferred stock received the right to designate two directors and to vote on all matters presented to the stockholders on an as if converted basis.

On September 25, 1997, the Company held its annual meeting, and the stockholders voted to approve: (1) an amendment to the Company's Charter to increase the number of authorized shares of common stock from 30 million to 60 million in part to assure that the Company has available authorized shares of common stock to issue upon the conversion of preferred stock and the exercise of warrants and stock options to acquire common stock; (2) that James Pinto serve as one of the two directors to be selected by the Series A preferred stockholders; (3) an amendment to its Charter to provide that its Board of Directors shall be comprised of a maximum of eight directors, as shall be determined by the Board of Directors from time to time.

The Company's net sales were $99.5 million, $148.9 million and $153.7 million, respectively, for the years ended December 31, 1997, 1996 and 1995. In 1997, the loss before interest and taxes and net loss were $13.7 million and $20.8 million, respectively. In 1996, the Company incurred a loss before interest and taxes of $47.3 million, which included nonrecurring and special charges of $21.0 million, yielding a net loss after interest and taxes of $46.2 million. For fiscal 1995, the loss before interest and taxes was $1.9 million, which included $7.6 million of special charges, yielding a net loss of $4.5 million.

The Company's executive offices are located at 5150 Linton Boulevard, Delray Beach, Florida 33484, telephone (561) 498-4000.


RECENT DEVELOPMENTS

The Company had positive operating cash flows during 1997 of $29,861,000, while also reducing accounts payable and other liabilities by $18,318,000. Net borrowings under bank lines were reduced by $42,614,000 from the December 31, 1996 level. These results were accomplished by converting accounts receivable and inventory into cash, as well as the receipt of an income tax refund during 1997 of $15,600,000. Margins have improved slightly from 1996 and manufacturing costs have been reduced. Factory operations have improved significantly since 1996, with a higher percentage of on time deliveries and a lower overhead structure.

The net loss for 1997 was $21,130,000 as compared with a net loss of $46,201,000 for 1996. The Company's borrowing base has been reduced for several reasons: the exiting of unprofitable product lines, the elimination of unutilized assets, and the changing of manufacturing processes to reduce work in process inventory levels. Despite the improvements made during 1997, the Company continues to operate under tight cash constraints as it endeavors to pay down outstanding liabilities remaining from 1996, as well as operate under the reduced credit availability of its lending arrangements due to the reduction of its borrowing base. Effective March 30, 1998, the bank lenders under the Company's secured credit facility have agreed to certain amendments to the facility which provide additional availability during the Company's peak production periods, but which require that such additional funds be repaid by year end. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and notes to consolidated financial statements.

On February 11, 1998, the Company signed a letter of intent to acquire all of the stock of Apple Sports, Inc. and Apple Golf Shoes, Inc. (the "Apple Companies"), manufacturers and distributors of golf equipment sold under license from Wilson Sporting Goods Co. for 5 million shares of the Company's common stock.. The Apple Companies are located in Ronkonkoma, New York and they have manufactured and distributed Wilson(R) and Staff(R) golf shoes and other Wilson(R) accessories SINCe 1986. In 1997, the Apple Companies had revenues in excess of $24 million.


The proposed transaction is subject to a number of conditions, including satisfactory completion of due diligence, the negotiation and execution of a definitive agreement, and the approval by the Company's shareholders. The Company can give no assurance that the proposed transaction will be consummated, or, if consummated, that it will be on the terms and conditions described above.

In December 1997, the Company filed a registration statement on Form S-3 under the Securities Act of 1933 (the "Registration") on behalf of the purchasers of the Series A preferred stock and warrants. In connection with this registration, the Company filed listing applications with the American Stock Exchange for the Series A preferred stock, the warrants, and the common stock underlying these securities. The Registration has not yet been declared effective and the Company has not yet obtained final approval of the listing applications.

INDUSTRY

THE TOY INDUSTRY

According to the Toy Manufacturers of America, Inc. ("TMA"), an industry trade group, total domestic shipments of toys, excluding video games and accessories, were approximately $15.2 billion in 1997. According to the TMA, the United States is the world's largest toy market, followed by Japan and Western Europe. The Company competes with several larger toy companies, such as Mattel, Inc. ("Mattel") and Hasbro, Inc. ("Hasbro"), and many smaller companies in the design and development of new toys, the procurement of licenses, the improvement and expansion of previously introduced products and product lines and the marketing and distribution of toy products.

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

Toy production is a labor intensive process requiring molding and shaping or cutting and sewing, coloring, painting or detailing, assembling, inspecting, packaging and warehousing. Management believes that the substantial majority of the toys sold in the U.S. are manufactured, either in whole or in part, overseas where labor rates are comparatively low. The largest foreign producer markets are China and, to a lesser extent, other countries in the Far East. Most foreign production is performed by independent contractors which utilize tools, molds and designs provided by U.S. toy companies and which manufacture products under exclusive contracts. While foreign manufacturing operations generally have relatively inexpensive labor costs, such operations require greater lead times than domestic manufacturing and also result in greater shipping costs, particularly for larger toys. The design, production and sale of toy products in the U.S. are subject to various regulations. See "Business -- Regulation."

Toy manufacturers sell their products either directly to retailers or to wholesalers who carry the product lines of many manufacturers. There are thousands of retail outlets in the United States which sell toys and games. These outlets include: small, independent toy stores; large toy specialty retailers; general merchandise discount chains; department, drug and variety stores; gift and novelty shops; price clubs and mail order catalogues. Despite the broad number of toy outlets, retail toy sales have become increasingly concentrated through a small number of large chains, such as Toys "R" Us, Inc. ("Toys "R" Us"), Wal-Mart Stores, Inc. ("Wal-Mart"), Kmart Corporation ("Kmart") and Target Stores, Inc., a division of Dayton-Hudson Corp. ("Target"), which generally feature a large selection of toys, some at discount prices, and seek to maintain lean inventories to reduce their own inventory risk. This concentration has tended to favor larger manufacturers which are able to offer these retail chains broader product offerings, higher levels of advertising and marketing support, and consistent product support through electronic data interchange and just-in-time delivery programs. The Company believes that the leading toy retailers desire to have a greater number of toy suppliers which offer a variety of quality, branded product lines and which have the financial strength to support the retailers' product distribution requirements. In addition, licensing is becoming an increasingly important factor in the toy industry. The Company intends to pursue licensing opportunities that fit its business plan.

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

PRODUCTS

The Company produces and sells over 300 items which are grouped into four product categories: Ride-ons, Outdoor, Holiday and Girls and Boys Toys.

RIDE-ONS

The Company's ride-on products include pedal-driven, battery operated and foot-to-floor models. Big Wheel(R), an internationally recognized branded product, is a three-wheeled, pedal-driven ride-on targeted to appeal to children seven and under and has been marketed in the United States since 1970. Big Wheels(R) are manufactured in a variety of sizes and designs.

OUTDOOR

Crocodile Mile(R) water slides, long plastic mats over which water is run, are targeted to the five years old to teen age groups. Water Works(TM) spring and summer products include water slides and smaller plastic wading pools targeted TO toddlers through adult groups and plastic sand boxes targeted to children. Snow Works(TM) winter products consist OF plastic sleds, toboggans, snowboards and saucers that come in a variety of styles, sizes and colors. While considered toys, they are also distributed in the traditional sporting goods market and are targeted to the toddler to teen age groups. This product category generally favors domestic production where the Company can take advantage of weather conditions which stimulate reorder business.

HOLIDAY PRODUCTS

This family of highly decorated plastic products comes in a range of colors, styles and sizes for three major holidays: Easter, Halloween and Christmas. These products include Easter baskets and bunnies, Halloween pumpkin baskets, scarecrows and ghosts, and Christmas nativity scenes, Santa Clauses, snowmen and outdoor candles. Certain of these products are illuminated. In 1996, the Company introduced Light Toppers(R) brand Halloween and Christmas decorations, an innovative new way to decorate walkways and trees.

GIRLS AND BOYS TOYS

GIRLS TOYS. Grand Champions(R) is a branded line of collectible horses and accessories which includes realisticallY sculpted and detailed horses. The Grand Champions(R) line has been offered by the Company for ten years, and has grown through introductions of new breeds, poses, colors, features and packaging. The Feed N' Nuzzle(TM) collection features realistic stallions, mares and foals that eat and nuzzle like live horses. Thoroughbred Champions(TM) stallion and mare collections and Show Champions(TM) dog assortment are new 1998 additions to the Grand Champions(R) line. Fantasy Fillies is a line of colorful horses, including Unicorn and Pegasus Fantasy Fillies which have long manes and tails while Star Prancers have sparkling lights on their manes which can be activated by pulling on their reins.

BOYS TOYS. Empire's boys toy lines consist of Buddy L(R) vehicles, Buddy L(R) preschool products and Real Bugs. Buddy L(R) vehicles consist of a wide variety of plastic and metal cars, trucks, airplanes and helicopters in multiple sizes featuring electronic voice, lights, sounds and in some models motorization. During 1997, the Company introduced Record 'N Play(TM), a Buddy L(R) vehicle category which enables young children to record their own sound effects and rescue scenarios. New for 1998 are YoYo Balls(R) and YoYo Ball(R) Pets, yoyos that always come back to you, the latter being covered with plush animal figures. In the preschool category, the Company recently introduced an assortment of Big Bruiser(R) Adventure Playsets which combine vehicles pulling trailers, with drivers and animals. Real Bugs(TM) is a line of toy bugs of various shapes, sizes and features which contain replaceable simulated blood and guts fluid and are designed to appeal to young boys.

MARKETING AND SALES

The Company's products are sold throughout the world, with the United States representing approximately 93% and 90% of 1997 and 1996 sales, respectively. The balance is sold primarily in Canada, Western Europe and South America. In the United States, the Company's products are distributed directly to large retailers, including independent toy stores, toy specialty retailers, general merchandise chain stores, department stores, gift and novelty shops and other retail outlets and, to a lesser extent, to wholesalers who carry the product lines of many manufacturers. Decorative holiday products are also sold through home improvement and lawn and garden chains. International sales of the Company's products are made primarily through distributors and, to a lesser extent, through direct sales to retailers. An international sales distribution agreement completed in September 1996 was terminated during the second quarter of 1997, for which the Company received a $2.4 million settlement upon termination.

Although the Company sells to over 1,000 accounts, the Company's three largest customers accounted for an aggregate of approximately 60% of its sales in 1997. Sales to Toys "R" Us, Wal-Mart and Target accounted for 26%, 21% and 13% of sales, respectively, in 1997. Sales to Wal-Mart and Toys "R" Us accounted for 25% and 19% of sales, respectively, in 1996. Sales to Toys "R" Us, Wal-Mart and Kmart accounted for 19%, 15% and 10% of sales, respectively, in 1995. No other customer accounted for more than 10% of the Company's consolidated sales in those years. The loss of, or deterioration of the Company's relationship with, one or more of the Company's largest customers could have a material adverse effect on the Company's business, financial condition and results of operations.

In general, the Company's major customers review its product lines and product concepts for the upcoming year at showings beginning in January and February. By the end of June, the Company has historically received orders or order indications for a substantial majority of its full year's business. As is customary, these orders generally may be canceled without penalty at any time prior to shipment. Historically, the greatest proportion of shipments of products to retailers occurs during the third and fourth quarters of each year.

The Company markets its products through an in-house sales force of full-time salaried employees and independent sales organizations that cover most of the United States. Senior sales management supervises an independent sales network, with management controlling the largest accounts as house accounts. The Company maintains sales offices and showrooms in New York City. In addition, the Company maintains a sales office and showroom in Hong Kong, which also oversees the sourcing of foreign production.

Historically, the Company's principal mode of advertising has been cooperative advertising. Starting in 1995, the Company selectively expanded its marketing budget to include television advertising, which generally focuses on the promotion of individual products, such as the Grand Champions(R) horses and Super Crocodile Mile(R), which reinforce and strengthen cORE product lines.


NEW PRODUCT DEVELOPMENT AND LICENSING

Through its product design and development group, the Company regularly refreshes, redesigns and extends existing product lines and develops new product lines. Product design and development are principally conducted by a group of professional designers and engineers employed by the Company. The Company will also enter into licensing agreements to utilize the name, character or product of a licensor. The Company generally focuses on a licensing agreement as an extension of one of its core product categories. Management recognizes the importance of licensing and continues to conservatively participate in this marketing strategy. The Company's current licenses include certain rights to Harley-Davidson(R), Barbie(TM), Chevrolet(R), Chrysler/Jeep(R) and Goodyear(R) trademarks.

As a result of limited cash resources available in 1997, the Company reduced the resources devoted to product design and development. During the year ended December 31, 1997 the Company spent approximately $1.2 million in connection with the design and development of products, exclusive of royalty payments, as compared to approximately $3.2 million during 1996 and approximately $3 million during 1995. The timing and extent of future research and development expenditures will depend to a significant extent upon the availability of capital resources and the Company's business strategy.

Recent efforts have focused the product design group on developing items to be sourced in the Far East, such as Triple Trixsters(TM) and YoYo Balls(R) which are intended to improve the Company's profit margins. Before tools, dies and molds FOR new products are produced, the Company generally prepares mock-ups of such products for exhibition to its customers. The decision to include a new product and to build or have built the necessary tools, dies and molds generally requires preliminary acceptance of the new product by major customers. With respect to new product introductions, the Company's strategy is to begin production on a limited basis until a product's initial success has been proven in the marketplace.
The production schedule is then modified to meet demand.

The Company uses licenses with third parties to permit the Company to manufacture and market toys based on properties which have developed their own popular identity, often through exposure in various media such as television programs, movies and cartoons. The Company focuses on licensing agreements to extend its core product categories. No license involved more than 5% of the Company's toy sales in 1997 and 1996.

The Company makes selective use of independent toy designers and developers, who bring products to the Company and are generally paid a royalty on the net selling price of any products licensed by the Company. These independent toy designers may also create different products for other toy companies. Sales of products developed by outside inventors were approximately 5% and 14% of consolidated sales in 1997 and 1996, respectively.


MANUFACTURING

The Company has substantial domestic manufacturing and international sourcing capabilities. Approximately 64% and 72% of the Company's consolidated net sales in 1997 and 1996, respectively, were attributable to products manufactured in the United States. In contrast, the products of many toy companies are principally manufactured by third parties in the Far East. The Company also has considerable experience in sourcing products through the Far East, which has enabled the Company to develop extensive contacts and expertise in dealing with foreign sources of production. The Company evaluates a number of factors when determining whether to manufacture domestically or source through the Far East, including the available lead time and shipping and labor costs.

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

In February 1997, the Company terminated its month-to-month lease on a factory and warehouse facility located in Gloversville, New York where some of the Buddy L(R) products were manufactured. The Company had previously decided not tO acquire the Gloversville facility in connection with the Buddy L acquisition and to integrate certain Buddy L production equipment into the Tarboro facility.

Throughout 1997, management implemented cost-cutting measures which significantly reduced factory overhead. Management believes these steps will yield additional manufacturing efficiencies and cost savings. Additional cost cutting measures will be pursued through 1998.

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

The Company manufactures its products chiefly from plastic resins. The Company purchases certain plastic and non-plastic component parts and accessories from various sources, including several located in Asia. Products are molded, assembled, painted, decorated and packaged at the Company's facilities and stored there for shipment.

FOREIGN

The Company sources products from various manufacturers in the Far East through its facilities in Hong Kong. Approximately 40 manufacturers are utilized for this purpose, with over 85% of this production taking place in China. The Company owns most of the tooling used in manufacturing its toys. Items sourced by the Company in the Far East generally are sold under letters of credit to U.S. and international customers. However, approximately 28% and 37% of the Company's foreign production (based on cost) during the years ended December 31, 1997 and 1996, respectively, was sold in inter-company transactions to Empire in the United States for inclusion in products assembled in the U. S. or for direct sales to U.S. customers.

Approximately 36% and 28% of the Company's net sales in the years ended December 31, 1997 and 1996, respectively, were attributable to products manufactured for the Company by unaffiliated parties in the Far East, substantially all of whom are located in the People's Republic of China ("China"). The Company has not entered into long-term contracts with any of these manufacturers. Accordingly, the Company expects to continue to be dependent upon these sources for timely production and quality workmanship. Given the seasonal nature of the Company's business, any delay or quality control problems of such manufacturers, delay in product deliveries, delay in locating or providing new tooling to acceptable substitutes, or delay in increasing the production of alternative manufacturers could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, foreign operations are subject to a number of risks, including transportation delays and interruptions, political and economic disruptions, labor strikes, the imposition of tariffs and import and export controls, changes in governmental policies, and fluctuations in currency exchange rates, the occurrence of any of which could have a material adverse effect on the Company's business, financial condition and results of operations. Many countries in the Asia Pacific region have recently experienced severe currency devaluations, credit shortages, high interest rates and other economic difficulties. Changes in Chinese labor market conditions in recent years have made it more difficult for Hong Kong based manufacturers, and in particular toy manufacturers, to obtain the work force necessary to meet aggressive seasonal production schedules. The Company is working with its manufacturers to ensure timely delivery of the Company's product. However, there can be no assurance that such manufacturers will be able to meet the Company's production schedules.

         The Company's foreign sourcing and contract manufacturing management office is located in Hong Kong, until recently a British Crown Colony. Consequently, the Company may be materially adversely affected by factors affecting Hong Kong's political situation and its economy or its international political and economic relations. On July 1, 1997, China assumed sovereignty over Hong Kong. There can be no assurance that China will continue to grant or renew or recognize existing licenses, or will continue to abide by the previously established policies, rules and regulations currently in effect. There can be no assurance as to the continued stability of political, economic, or commercial conditions in Hong Kong or that the Company's financial condition and results of operations will not be materially and adversely affected as a consequence of these events. In the event of any disruption or other political or economic change in Hong Kong or China affecting the Company's business, the Company may be required to seek alternate manufacturing sources. The Company currently does not have in place plans or arrangements for securing alternate manufacturing sources in the event that its present relationships with manufacturers prove impracticable to maintain, and there can be no assurance that there would be sufficient alternative facilities to meet the increased demand for production that would likely result from a disruption of manufacturing operations in China. Furthermore, such a shift to alternate facilities would likely result in increased manufacturing costs and could subject the Company's products to increased duties, tariffs or other restrictions.

         China currently enjoys "most favored nation" ("MFN") status under United States tariff laws, which provides the most favorable category of United States import duties. There has been, and continues to be, opposition to the extension of MFN status for China. The loss of MFN status for China would result in a substantial increase in the import duty of toy products (which vary depending on product category, and currently include duties of up to 70% for non-MFN countries) manufactured in China which would result in increased costs for the Company. Although the Company would attempt to mitigate this increased cost by shifting its productions to other countries and/or increasing prices, there can be no assurance that the Company would be able to do so or be successful in doing so in a timely manner.

The inability to obtain its products from foreign manufacturers because of trade restrictions, economic conditions in the Far East, work stoppages or otherwise, or a material rise in tariffs, could have a material adverse effect upon the Company's business, financial condition and results of operations.


RAW MATERIALS

The basic raw materials used by the Company are petrochemical resin derivatives such as high density polyethylene and high impact polystyrene. Petrochemical plastic resin derivatives are the single largest raw material component in cost of goods sold. Costs of petrochemical derivatives are affected by demand and supply as well as the value of the United States dollar in relation to foreign currencies, and have been subject to volatility in recent years. There can be no assurance as to the timing or extent to which the Company will be able to pass on any raw material price increases to its customers. Due to the time lag between the purchase of raw materials and the sale of finished goods, results of operations may be only partially affected in the period in which such prices change. The Company does not enter into any hedging or similar transactions with respect to its raw materials.

In 1997, the Company obtained approximately 77% of its petrochemical derivatives from three major domestic chemical companies (54% from two in 1996) and the balance from several other sources. The Company generally does not have long-term supply contracts. The Company believes that an adequate supply of petrochemical derivatives is available from existing and alternate suppliers. There can be no assurance, however, that there will not be disruptions in the availability of such supply. The other materials necessary to the various aspects of the Company's business are generally available in the marketplace from numerous suppliers.


COMPETITION

The toy industry is highly competitive, with competition based primarily on product design, promotion, price, quality and play value. In recent years, the toy industry has experienced rapid consolidation driven, in part, by the ability of manufacturers to offer a range of products across a broader variety of categories. The Company competes with several larger toy companies, such as Mattel and Hasbro and many smaller companies in the design and development of new toys, the procurement of licenses, the improvement and expansion of previously introduced products and product lines and the marketing and distribution of its products. The introduction of new products and product lines by the Company makes its operations susceptible to the risks associated with new products, such as production, distribution and quality control problems and the need to gain customer acceptance.

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

The Company may be required to give public notice of any hazardous or defective products and to repair, replace or repurchase any such products previously sold. The Company is also required to report to the CPSC any information which reasonably supports the conclusion that any of its products may be defective or entail a substantial risk of injury to the public. In addition, the Company is subject to various state, local and foreign laws designed to protect children from hazardous or potentially hazardous products. If any of the Company's products materially contributing to its dollar volume of sales were found to be hazardous to the public health and safety or to contain a defect which created a risk of injury to the public, the cost to repair, replace or repurchase such products could have a material adverse effect on the Company's business, financial condition and results of operations.

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

TRADEMARKS AND PATENTS

The Company believes that selective use of patent, copyright and trademark protection is significant in protecting the Company's rights in its products and establishing product recognition. The Company has approximately 100 registered trademarks in the U.S., including Big Wheel(R), Crocodile Mile(R), Grand Champions(R), and Buddy L(R), and owns approximately 30 U.S. patents, including several relating to features of its Crocodile Mile(R) water slides. Other U.S. trademark and patenT applications are pending. The Company has also sought and obtained trademark protection with respect to certain of its product lines in selected countries outside of the United States in which such products are sold.


EMPLOYEES

At January 30, 1998, the Company had approximately 530 employees in the United States, approximately 85 of whom were salaried, and approximately 40 employees in Hong Kong and China. If required by the Company's future operations, the Company believes it could supplement its work force through the recall of hourly production employees and the hiring of temporary employees. No employees are covered by a collective bargaining agreement.

OTHER

During 1997, the Company decided to dispose of the steel-walled pool product line acquired in the Buddy L acquisition. Assets, primarily inventory, machinery and equipment, with a book value of $3,243,000 were sold, resulting in a loss of $1,008,000. The Company ceased manufacturing apparel buttons, buckles and novelty items for use in the garment industry in 1997.

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

ITEM 2. PROPERTIES.

                          GENERAL CHARACTER
LOCATION                  AND USE OF PROPERTY

OWNED: (1)
Tarboro, NC             1,200,000 sq. ft. of factory, warehouse and office space
Tarboro, NC             24,000 sq. ft. of warehouse space

LEASED:
New York, NY            29,000 sq. ft. of showroom space (2)
Delray Beach, FL        16,000 sq. ft. office space
Hong Kong               2,600 sq. ft. office space
Hong Kong               1,200 sq. ft. showroom
Hong Kong               1,358 sq. ft. warehouse space

-------------
(1) The real property owned by the Company is subject to liens in favor of its senior lenders.

(2) Approximately 18,000 square feet of the location is sub-leased.

In the opinion of management, the Company's various properties used in operations are generally in good condition and adequate for its business.

ITEM 3. LEGAL PROCEEDINGS.

INTELLECTUAL PROPERTY LITIGATION. George Delaney and Rehkemper I.D., Inc. v. Marchon, Inc., is an action pending in the Circuit Court of Cook County, Illinois, which was commenced on December 3, 1990, arising from a business arrangement between the plaintiffs and Marchon, alleging an interest in one of Marchon's products. On November 22, 1991, the trial court judge issued an opinion and dismissed plaintiff's complaint with prejudice. Plaintiffs appealed and, on September 23, 1993, the Appellate Court reversed the dismissal and remanded the case for further proceedings. The plaintiffs have filed an amended complaint against the Company and the case is set for trial in 1998. Although the Company is vigorously contesting the matters set forth in the complaint, it is unable at this time to determine the extent of its financial exposure.

ENVIRONMENTAL MATTERS. CLR Corporation ("CLR"), a 75%-owned subsidiary of the Company, was alleged by the EPA to be responsible for disposal activities of two former subsidiaries at two Superfund sites, located in Southington, Connecticut and Bennington, Vermont. CLR is among numerous potentially responsible parties identified by the EPA in connection with each site. The Company entered into consent decrees in regard to each of these matters during 1997 and made payments of $93,000 and $178,000, respectively.

On or about May 28, 1996, a complaint was filed in the United States District Court for the Middle District of Pennsylvania in a Superfund lawsuit captioned United States of America v. Keystone Sanitation Company, Inc., et al., and naming as a third-party defendant, among 178 others, Empire of Carolina, Inc., as a successor to or d/b/a or f/d/b/a Isaly Klondike Company. The complaint also named the Hanover Klondike Company (a predecessor by merger to Isaly Klondike), Isaly Klondike and Good Humor Corporation (as a successor to Isaly Klondike). This Superfund suit sought recovery of clean-up costs associated with the Keystone Sanitation site in Pennsylvania. The Isaly Klondike Company was alleged to have sent materials to the site. Isaly Klondike and Empire sold certain assets to an affiliate or subsidiary of Good Humor Corporation in 1993. The complaint sought relief under CERCLA and its Pennsylvania state equivalent, the Pennsylvania Hazardous Site Clean-Up Act, claiming that all of the third-party defendants are liable directly as potentially responsible parties and/or in contribution for the costs incurred by the third-party plaintiffs in investigation and cleaning up the Keystone Site. During 1997, the Company entered into a consent decree with the plaintiffs for a payment of $21,000.

The Company may be subject to various other potential environmental claims by the EPA and state environmental regulatory authorities with respect to other sites. Other than the Keystone Sanitation matter, neither the EPA nor any state environmental regulatory authorities have initiated or threatened litigation regarding any of these sites to date. It is the Company's policy to accrue remediation costs when it is probable that such costs will be incurred and when they can be reasonably estimated. As of December 31, 1997, the Company had reserves for environmental liabilities of approximately $125,000. Estimates of costs of future remediation are necessarily imprecise due to, among other things, the allocation of costs among potentially responsible parties. Although it is possible that additional environmental liability related to these matters could result in amounts that could be material to the Company's business, financial position and results of operations, a reasonably possible range of such amounts cannot presently be estimated. Based upon the facts presently known, the large number of other potentially responsible parties and potential defenses that exist, the Company believes that its share of the costs of clean-up for its current remediation sites will not, in the aggregate, have a material adverse impact on its consolidated financial statements.

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

TAX MATTERS. On November 13, 1996, the Internal Revenue Service ("IRS") issued the Company a notice of an asserted income tax deficiency in the amount of $1.3 million. The alleged deficiency relates to the taxable year ended December 31, 1993 and involves the disallowance of deductions for officers' compensation, country club dues and a state intangible tax paid by Empire on behalf of two former officers. The Company filed a petition in the U. S. Tax Court on February 7, 1997 asking for a redetermination of the asserted deficiency. On January 26, 1998, the Company and the IRS filed with the Tax Court a Stipulation of Settled Issues, reducing the proposed deficiency to $4,307. For procedural reasons, a final judgment cannot be entered in the Tax Court until the IRS completes its audit of the Company's tax returns for the year ended December 31, 1996.

CERTAIN OTHER MATTERS. Marvin Smollar, a former director of the Company, was the defendant in a suit filed by the Company in January 1997 which sought to enforce a certain guarantee by Mr. Smollar of debt owed to the Company by 555 Corporate Woods Parkway, Inc. Mr. Smollar denied the allegations in the Company's complaint. On February 24, 1997, Mr. Smollar commenced an action in the Circuit Court of Palm Beach County, Florida captioned Marvin Smollar v. Empire of Carolina, Inc. claiming (a) breach of his employment agreement, (b) breach of a Marchon phantom stock plan agreement and (c) breach of an oral agreement to pay relocation expenses, and seeking injunctive relief enjoining the Executive Committee of the Board of Directors from taking certain actions. Mr. Smollar's claims arose in part from his termination as President and Chief Operating Officer of the Company in January 1997. The complaint sought unspecified damages in excess of $1 million in respect of his employment agreement. During January 1998, the Company and Mr. Smollar entered into a settlement agreement resolving each of these claims in addition to a claim that had been brought by 1431 Kingsland Avenue, L.P., alleging that the Company had breached a lease at 1431 Kingsland Avenue in Pagedale, Missouri.

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

ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                  None.


                               EXECUTIVE OFFICERS

Information concerning the executive officers of the Company, their ages, position and business experience during the last five years is set forth below:


 Name                                   Age                             Positions(s)
-------                                ----                             ------------
Charles S. Holmes...................    53      Chairman of the Board
Steven E. Geller....................    57      Chief Executive Officer; Director
Timothy Moran.......................    34      President and  ChiefOperating Officer
William H.Craig.....................    41      Executive VicePresident and Chief Financial Officer
J. Artie Rogers.....................    38      Senior Vice  President - Finance and Assistant Secretary
Lawrence A. Geller..................    34      Vice President, General Counsel and Secretary

CHARLES S. HOLMES has served as a director of the Company since May 1997 and as Chairman of the Board since June 1997. Since 1991, Mr. Holmes has served as principal and is the sole stockholder of Asset Management Associates of New York, Inc. ("Asset Management"), a New York-based firm specializing in acquisitions of manufacturing businesses. Mr. Holmes founded and was a partner in Asset Management Associates, a predecessor partnership of Asset management, from 1978 to 1991. Mr. Holmes also is a principal stockholder and serves on the Board of Directors of NAI Technologies, Inc., a company whose common stock is traded on the Nasdaq Stock Market. Mr. Holmes is also a principal of HPA Associates, LLC. See "Market for Registrant's Common Equity and Related Stockholder Matters."

STEVEN E. GELLER has 36 years experience in the toy industry. Mr. Geller has served as Chief Executive Officer of the Company since September 1994 and Chief Executive Officer of Empire Industries, Inc. ("EII") since July 1994. He served as Chairman of the Board of the Company from September 1994 to June 1997 and Chairman of the Board of EII from July 1994 to June 1997. Prior to joining the Company, Mr. Geller served as President of Arco Toys, Inc., a wholly owned subsidiary of Mattel from December 1986 through December 1991 and as a consultant for Mattel from January 1991 through December 1993. From January 1994 to July 1994, Mr. Geller was self-employed, engaged in structuring, negotiating and financing the acquisition of the Company. See "Certain Relationships and Transactions."

TIMOTHY MORAN has served as President and Chief Operating Officer of the Company since February 1998. He has been President of Apple Sports, Inc., since February 1993. Apple Sports, Inc., is a manufacturer and distributor of licensed golf products under the Wilson Sporting Goods name.

WILLIAM H. CRAIG has served as Executive Vice President and Chief Financial Officer since May 1997. Prior to joining the Company, Mr. Craig was President of Wm. Craig & Co., a financial services firm specializing in workouts and turnarounds with middle market companies. Formation of his own firm was preceded by nearly five years with GE Capital, lending and investing in industrial companies, with a particular emphasis in the plastics industry, including various cross-selling and co-investing activities with GE Plastics. Before GE Capital, Mr. Craig was with a merchant bank in Texas, providing expansion and acquisition capital on a mezzanine or equity basis in middle market companies, with particular emphasis on manufacturing, plastics, and consumer products. Mr. Craig's early career was a consultant with the predecessor of Deloitte & Touche LLP, as well as GMAC.

J. ARTIE ROGERS has 12 years' experience in the toy industry. Mr. Rogers has served as Senior Vice President-Finance of the Company since December 1994. From 1987 to December 1994, Mr. Rogers served as Vice President - Finance of the Company. From 1987 to December 1995, Mr. Rogers served as Secretary of the Company, and has served as Assistant Secretary since December 1995. Prior to joining the Company in 1986, Mr. Rogers worked for the predecessor of Deloitte & Touche LLP.

LAWRENCE A. GELLER has served as Vice President and General Counsel since January 1997 and as Secretary of the Company since December 1995. Mr. Geller joined the Company in April 1995 as corporate counsel. Prior to joining the Company, Mr. Geller was engaged in the practice of law with an emphasis on litigation as a partner with the firm Imhoff & Geller in Norwalk, Connecticut from 1993 and 1995. During 1991 and 1992, Mr. Geller was an associate with the law offices of John W. Imhoff, Jr. and from 1989 to 1991 he was an associate with the law offices of Francis J. Discala, Mr. Geller is the son of Steve Geller, the Chief Executive Officer and former Chairman of the Company.

                                     PART II

 ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

COMMON STOCK - The common stock of the Company, par value $.10 per share ("Common Stock"), is listed on the American Stock Exchange under the symbol EMP. The following table sets forth, for the fiscal quarters indicated, the high and low sale prices for the Common Stock on the American Stock Exchange.

                       1997             1996
                -----------------    ------------

QUARTER           HIGH       LOW     HIGH    LOW
-------           ----       ---     -----     ----
1st              $4.56      $2.88  $12.25  $6.88
2nd               5.00        .63   15.00   11.88
3rd               3.00       1.75   12.13   3.56
4th               2.50       1.38    6.81   3.75



As of March 20, 1998, the number of holders of record of Common Stock was approximately 4,015.

SERIES A PREFERRED STOCK AND WARRANTS - On June 17, 1997, pursuant to the Securities Purchase Agreement dated as of May 5, 1997, as amended by Amendment No. 1 to the Securities Purchase Agreement, dated as of June 5, 1997, among the Company, HPA Associates, LLC ("HPA") and EMP Associates LLC ("EMP"), the Company issued to HPA, EMP and other accredited investors (as defined in Rule 501 under the Securities Act of 1933, as amended)("Accredited Investors") 1,100,000 shares of the Company's Series A Preferred stock, $.01 par value per share, and 5,000,000 warrants to purchase shares of the Company's common stock (the "Principal Investment"). On June 18, 1997, the Company issued to HPA and other Accredited Investors an additional 500,000 shares of the Series A preferred stock and an additional 2,500,000 warrants (the "Additional Investment", together with the Principal Investment, the "Initial Investment"). The investors in the Initial Investment are collectively referred to herein as the "Purchasers". The total shares of Series A preferred stock issued to Purchasers in connection with the foregoing was 1,600,000 and the total number of warrants issued was 7,500,000.

In early June 1997, notwithstanding the impending closing of the Initial Investment, the Company determined that it would need additional capital in order to fully fund its (i) marketing programs, (ii) new product development and
(iii) certain capital improvements, which the Company believed were necessary if it was to achieve its desired business plan. Accordingly, the Company agreed to an amendment to the Securities Purchase Agreement pursuant to which, among other things, the Company agreed to issue and sell to HPA and other private investors an additional 500,000 shares of Series A preferred stock (initially convertible into 4 million shares of common stock) and 500,000 warrants to purchase shares of common stock at an initial exercise price of $1.375 per share, for aggregate gross consideration of $5,000,000 (the "Further Purchase"). In connection therewith, the Company agreed to issue to the placement agents and HPA warrants to purchase an additional 2 million shares of common stock at an initial exercise price of $1.375 per share.

On October 10, 1997, the Further Purchase was consummated. The proceeds from the Further Purchase (which after the deduction of the placement agents' commission and offering expenses of approximately $350,000 were $4.6 million) were used for working capital purposes, including the repayment of existing trade indebtedness and short-term bank debt. The balance, if any, was used for general corporate purposes.

Notwithstanding that the closing price of the Company's common stock on the American Stock Exchange as of June 6, 1997 (the date of the amendment of the Securities Purchase Agreement) was $2.3275 per share, the price per Unit of the Further Purchase was identical to the price per Unit paid by the Purchasers in connection with the Initial Investment.

The Company agreed to make the below market sales as part of the Further Purchase because of the Company's significant and immediate need for additional capital. Closing of the Further Purchase was conditioned upon, among other things, Stockholder approval of the Further Purchase and certain amendments to the Company's Certificate of Incorporation (the "Charter").

The Company also adopted the First Amendment to its Stockholder Rights Agreement in order to facilitate the proposed investment by HPA, EMP and their respective affiliates. On June 12, 1997, the Company and American Stock Transfer & Trust Company, a New York corporation, as Rights Agent (the "Rights Agent"), adopted the Second Amendment (the "Second Amendment") to the Rights Agreement dated as of September 11, 1996 (the "Rights Agreement") between the Company and the Rights Agent, as amended by the First Amendment thereto dated as of May 5, 1997. The Second Amendment, among other things, amends the definition of "Acquiring Person" in Section 1(a) of the Rights Agreement to base the 15% threshold specified therein on the aggregate number of "Fully-Diluted Common Shares" (as defined in the Second Amendment) of the Company.

In addition, Smedley Industries, Inc. Liquidating Trust, the successor to Buddy L, under the Company's agreement to purchase the assets of Buddy L, waived or released its claim to certain earn out, price protection and registration rights in exchange for: (i) $100,000 in cash; (ii) 250,000 shares of common stock of the Company; (iii) a $2.5 million 9% note from the Company's major subsidiary, and guaranteed by the Company, providing for $625,000 principal payments on the first four anniversaries of the closing date of the preferred stock Investment (which note includes certain affirmative and negative covenants which could in certain circumstances permit the acceleration of payments with respect to such note); and (iv) certain other benefits, including registration rights.

On August 21, 1997, the Company issued 200,000 warrants with items consistent with those above to Gerard Klauer Mattison & Co., Inc. ("GKM") in connection with the Company's settlement of fees owed to GKM for services rendered with respect to certain financings and sales transactions (the "GKM Warrants").

On January 22, 1998, the holders of the warrants amended the Warrant Agreement to include (i) 2,500,000 additional warrants issued pursuant to the approval of "Proposal 3" at the September 25, 1997 annual meeting of stockholders and (ii) to exchange the 200,000 GKM Warrants for 200,000 Warrants.

SERIES C PREFERRED STOCK - In connection with the Principal Investment, the Company's 9% convertible debentures (which had been convertible into 2 million shares of common stock) issued to affiliates of Weiss, Peck & Greer in the original principal amount of $15 million were exchanged by the holders thereof for newly-issued shares of Series C preferred stock of the Company with an aggregate Stated Value (as defined in the Series C preferred stock Certificate of Designation) of $15 million. Such holders also released, among other things, their claims to accrued and unpaid interest, fees and expenses. Each share of Series C preferred stock is convertible at any time, at the option of the holder thereof, into fully paid and nonassessable shares of common stock at a rate of one share of common stock for each $2.00 of Stated Value of Series C preferred stock (subject to adjustment in certain circumstances). Except as otherwise expressly provided in the Charter or the By-laws of the Company, the Certificate of Designation relating to the Series C preferred stock, or as may otherwise be required by law, the Series C Stockholders, by virtue of their ownership thereof, have no voting rights.

DIVIDENDS - The Company has not paid any cash dividends since 1990 and does not anticipate paying cash dividends in the foreseeable future. The Company's current policy is to retain earnings to provide funds for the operation and expansion of its business and for the repayment of indebtedness. Any determination in the future to pay dividends will depend upon the Company's financial condition, capital requirements, results of operations and other factors deemed relevant by the Company's Board of Directors, including any contractual or statutory restrictions on the Company's ability to pay dividends.

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


ITEM 6. SELECTED FINANCIAL DATA.

The following selected financial data have been derived from the consolidated financial statements of the Company for the fiscal years 1997, 1996, 1995, 1994, and 1993. The selected financial data should be read in conjunction with the audited consolidated financial statements and notes thereto and with "Management's Discussion and analysis of Financial Condition and Results of Operations" included elsewhere herein. All amounts in the tables and notes below are in thousands, except per share data.

                                                                 YEAR ENDED DECEMBER 31,



                                                                                 1997       1996    1995 (1)   1994 (2)    1993 (3)
                                                                               --------  ---------  --------   --------    --------
STATEMENT OF OPERATIONS DATA:
Net Sales                                                                      $ 99,516   $148,908  $153,744   $ 57,964     41,354
Sales distribution settlement                                                     2,400         --        --         --         --
Cost of Sales                                                                    87,524    133,464   111,905     40,557     29,733
Nonrecurring inventory  charge                                                       --     12,185        --         --         --
Gross Profit                                                                     14,392      3,259    41,839     17,407     11,621
Selling and administrative expenses                                              24,863     41,751    36,183     16,442     15,086
Restructuring and other charges                                                   3,739      8,800     7,550         --         --
Operating income (loss)                                                         (14,210)   (47,292)   (1,894)       965     (3,465)
Interest expense                                                                  7,022     11,236     5,996      1,407      2,937
Other income (loss)                                                                 102         (5)      514      1,839      5,952
Net income (loss) from continuing operations before income taxes, extraordinary items and cumulative effect of an accounting
  change                                                                        (21,130)   (58,533)   (7,376)     1,397      (450)
Income tax expense (benefit)                                                         --    (12,332)   (2,875)       808     1,066
Net income (loss) from continuing operations before extraordinary
  items and cumulative effect of an accounting change                           (21,130)   (46,201)   (4,501)       589    (1,516)
Income from discontinued operations, net of tax                                      --         --        --         --    25,729
Cumulative effect of change in accounting for income taxes                           --         --        --         --       114
Net income (loss)                                                               (21,130)   (46,201)   (4,501)       589    24,327
Accretion of noncash preferred stock dividend                                  $(24,645)        --        --         --        --
Net income(loss) applicable to common stock                                    $(45,775)  $(46,401) $ (4,501)   $   589   $24,327

Weighted average common shares outstanding -- basic and diluted                   7,583      6,248     4,681     12,159    14,670
Income (loss) per common share from continuing
  operations -- basic and diluted                                              $  (6.04)  $  (7.39) $   (.96)   $   .05   $  (.10)

BALANCE SHEET DATA (AT PERIOD END):
Working Capital                                                                $(10,608)  $(30,498) $  6,837    $ 8,915   $92,871
Total assets                                                                     63,576    127,860   140,153     67,956   123,240
Total debt                                                                       23,413     80,721    71,106     22,249     9,001
Stockholders' equity                                                             15,453      1,771    30,462     20,577    98,419

(1) The results of operations for 1995 include the results of operations of Buddy L since its acquisition on July 7, 1995. See Note 4 of notes to consolidated financial statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

(2) The results of operations for 1994 included the results of operations of Marchon since its acquisition on October 13, 1994.

(3) In January 1993, the Company sold the assets used in the business of The Isaly Klondike Company ("Isaly Klondike") and Popsicle Industries, Inc. ("Popsicle"). These business had been acquired in 1989. As a result of the sale of these businesses, the results of operations and gains on sale from Isaly Klondike and Popsicle have been included in income from discontinued operations.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of the Company's consolidated results of operations and consolidated financial position should be read in conjunction with the Selected Consolidated Financial Data and the Company's consolidated financial statements, including the notes thereto, appearing elsewhere in this Annual Report.

GENERAL

The Company designs, manufactures and markets a broad variety of toys and plastic decorative holiday products. The Company has been involved in the toy industry for approximately 45 years, and in the 1980's diversified into non-toy operations such as food products. The Company's business focus shifted entirely to toys and holiday products in 1993 when substantial non-toy operations were sold. Since mid-1994, the Company has undergone changes in management and effected two significant acquisitions which added established core toy product lines to the Company. The Company concentrates its sales and manufacturing efforts on items primarily molded from plastic resins. The major product categories include ride-ons, outdoor activities and holiday products which are primarily manufactured domestically, and girls and boys toys, which are sourced through Empire's Hong Kong office.

In October 1994, the Company acquired Marchon, Inc. ("Marchon"), a toy designer, marketer and manufacturer. Marchon's core toy products included Grand Champions(R) collectible horses and Crocodile Mile(R) water slides. Marchon had substantial experience at sourcing toy products in the Far East. In July 1995, the Company acquired substantially all of the toy product lines of Buddy L Inc. and its Hong Kong subsidiary (collectively, "Buddy L"), one of the oldest toy brands in the United States. Buddy L's core toy products included plastic toy cars, trucks and other vehicles bearing the Buddy L(R) name.

The Company's 1996 operating results were negatively impacted by serious difficulties encountered at its Tarboro, NC plant. Increased seasonal demand in the face of transfers of production from former Buddy L facilities; delays in the startup of new or transferred production equipment; increased cost of outsourced production; difficulties created by the influx of Buddy L product and the training of new employees all led to the loss of production efficiency, product damage, and missed shipping deadlines which contributed to the Company's 1996 nonrecurring charges and net loss.

Management's task for 1997 was well defined: to put the Tarboro facility on a sound manufacturing base in order to regain the confidence of Empire's customers and reduce losses on domestic product. A new plant organization, including a new plant manager, has implemented cost cutting and control measures which have significantly reduced 1997 factory operating costs, more than commensurate with reductions in volume, from 1996 levels.


RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

NET SALES AND NET LOSS. Net sales for the year ended December 31, 1997 decreased to $99.5 million from $148.9 million for the year ended December 31, 1996. The net loss for the year ended December 31, 1997 was $21.1 million as compared to a net loss of $46.2 million for the year ended December 31, 1996. The net loss for 1997 includes a $4.5 million loss related to the (i) impairment of long-lived assets associated with discontinued product lines of $3.5 million and (ii) a $1.0 million loss on the sale of the steel-walled pool business. The net loss for the year ended December 31, 1996 included a decrease in profit margins resulting from difficulties encountered in the integration of Buddy L; $12.2 million of nonrecurring inventory charges; $8.8 million of restructuring and other charges; a $5.2 million increase in interest expense; and higher than normal reserves established for inventory obsolescence and other items.

Net sales for 1997 decreased by approximately $49.4 million from 1996, primarily due to lack of customer confidence in Empire's ability to fulfill orders because of production and delivery problems during 1996, as well as the Company's financial situation in the early part of the year. Customers dramatically reduced the number of items taken as well as quantities ordered per item. As a result, the sales for the domestically produced products declined dramatically.

In addition, the Company decided to reduce the production of battery operated vehicles during 1997 due to significant production problems during 1996. Battery operated vehicles sales declined by $16 million during 1997. In addition, 1997 sales of Big Wheelie(R) products decreased by $4.9 million.

The Company's sales in the holiday products category dropped almost $12.5 million. Stiff competition and lack of customer confidence in Empire's ability to fulfill orders based on the poor performance in 1996 are considered the main reasons for this decrease.

The consistency of sales in the girls and boys toys category, which are mostly manufactured in the Far East, showed the relative strength of the Grand Champions(R) and Buddy L(R) vehicle lines, supported by the newly introduced Real Bugs(TM) and Record `N Play(TM) toys.

During 1997, the Company received a $2.4 million settlement upon termination of an international sales distribution agreement.

GROSS PROFIT MARGINS. Gross profit margins, excluding the 1997 sales distribution settlement and the 1996 nonrecurring charges, were slightly higher for the year ended December 31, 1997 as compared to the year ended December 31, 1996. The increase was primarily due to production improvements at the Company's Tarboro, North Carolina manufacturing facility and the increased percentage of sales of higher margin products manufactured overseas. The effect of these improvements were adversely impacted by the lower than planned sales volume.

SELLING AND ADMINISTRATIVE ("S&A"). Selling and administrative expenses were reduced significantly during the year ended December 31, 1997 as compared to the previous year primarily due to the decreases in the following: executive, marketing and administrative staff (approximately $4.8 million); the outsourcing of warehouse management and shipping functions ($3.7 million) and new product development and customer support ($3.4 million). Total selling and administrative expenses were 25.0% of sales for 1997 as compared to 28.0% in the prior year.

INTEREST EXPENSE Interest expense was $7.0 million for the year ended December 31, 1997 as compared to $11.2 million for the year ended December 31, 1996. Interest expense was lower due to the infusion of cash into the Company in June and October 1997 from the preferred stock investments, the conversion of the 9% senior subordinated debentures to equity and lower loan balances due to lower accounts receivable and inventory levels. Interest expense during 1996 was increased by the write off of $2.0 million in deferred financing charges resulting from amending the Company's lending facilities in December 1996.

INCOME TAXES. For 1997, the Company did not recognize any tax benefits related to the loss. For 1996, income tax benefits of $12.3 million were recognized as a result of the ability of the Company to carry net operating losses back to prior years.

YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995

The results of operations for 1996 reflect the impact of the Buddy L acquisition for the full year ended December 31, 1996 (which acquisition occurred on July 7, 1995).

NET SALES AND NET INCOME (LOSS). Net sales for the year ended December 31, 1996 decreased to $148.9 million from $153.7 million for the year ended December 31, 1995. Unaudited pro forma net sales (assuming Buddy L had been acquired on January 1, 1995) for the full year 1995 would have been $187.2 million. Of the decrease in sales,

$3.0 million was due to the decrease in holiday product sales. Additionally, less than 1% and approximately 14% of the Company's sales for the years ended December 31, 1996 and 1995, respectively, were from products licensed under the Power Rangers(R) license. The Company de-emphasized production of these products in 1995 based on its belief that the popularity level of these toys was not sustainable.

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

Toy sales decreased to $119.7 million for 1996 from $121.6 million for 1995. The decrease was due to missed shipments and order cancellations during the third and fourth quarters, as a result of the production problems encountered at the Company's Tarboro facility; and the phase out of Power Rangers(R) and Road Racing(R) products which had contributed $24.0 million in sales during 1995; and a generally poor retail season. These reductions were largely offset by the sale of new products such as Big Wheelie(R) and Fantasy Fillies(R), a full year of sales of Buddy L toys, and increases in the sale of Crocodile Mile(R) Water slides and Grand Champions(R) horses.

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

INCOME TAXES. For 1996, income tax benefits are lower than the federal and state statutory rates primarily due to the increase in the valuation allowance for deferred taxes by $9.3 million. See Note 8 to notes to consolidated financial statements.

SEASONALITY OF SALES

Sales of many products are seasonal in nature. Purchase orders for the Christmas selling season are typically secured in the months of April, May and June so that by the end of June, the Company has historically received orders or order indications for a substantial majority of its full year's toy business. The Company also offers products sold primarily in the spring and summer months including Water Works(TM) pools, Crocodile Mile(R) water slides and other items, which are shipped principally in the first and second quarters of the year and counter some of this seasonality. In addition, Big Wheel(R) ride-ons, Grand Champions(R) horses and Buddy L(R) vehicles ship year-round. Sales of holiday products are heavily concentrated in the Christmas and Halloween shopping seasons with substantially all shipments occurring the third and fourth quarters of the year. The Company's production generally is heaviest in the period from June through September. Typically over 60% of toy product revenues are generated in the second half of the year with September and October being the largest shipping months. This was not the case in 1997, however, due to the overall decline in sales. As a result of the seasonality, a disproportionate amount of receivables are collected and trade credits are negotiated in the first calendar quarter of the following year. The Company expects that its quarterly operating results will vary significantly throughout the year.

LIQUIDITY AND CAPITAL RESOURCES

         Management responded to the circumstances which gave rise to the loss for fiscal 1996 by, among other things, restructuring its operations, consolidating its business units, reducing staffing levels, lowering capital expenditures and rationalizing its product lines. In addition, a new plant organization, including a new plant manager was put in place. Although these efforts resulted in reduced cash outflows, the Company, prior to the preferred stock transaction described below, had insufficient cash resources to fund its ongoing operations. In addition, these events necessitated the Company's negotiations with certain trade creditors and of certain amendments to its senior loan agreement, which included, among other things, a commitment on the part of the Company to obtain at least $6 million of additional equity financing.

         During 1997, the Company issued a total of 2,100,000 shares of Series A preferred stock and 10,000,000 warrants. The total gross proceeds from the sale of such securities was $21 million. Concurrently with this offering, the Company's 9% convertible debentures were exchanged for newly-issued shares of Series C convertible preferred stock.
See Note 7 of notes to consolidated financial statements.

         The Company used all of the $18,712,000 net proceeds of the $21 million preferred stock investment for working capital purposes, including the repayment of some of the existing trade indebtedness and short-term bank debt. During 1997, the Company negotiated extended payouts concerning certain 1996 obligations with trade creditors.

The Company had positive operating cash flows during 1997 of $29,861,000, while also reducing accounts payable and other liabilities by $18,318,000. Net borrowings under bank lines were reduced by $42,614,000 from the December 31, 1996 level. These results were accomplished by converting accounts receivable and inventory into cash, as well as the receipt of an income tax refund during 1997 of $15,600,000. Margins have improved slightly from 1996 and manufacturing costs have been reduced. Factory operations have improved significantly since 1996, with a higher percentage of on time deliveries and a lower overhead structure.

The net loss for 1997 was $21,130,000 as compared with a net loss of $46,201,000 for 1996. The Company's borrowing base has been reduced for several reasons: the exiting of unprofitable product lines, the elimination of unutilized assets, and the changing of manufacturing processes to reduce work in process inventory levels. Despite the improvements made during 1997, the Company continues to operate under tight cash constraints as it endeavors to pay down outstanding liabilities remaining from 1996, as well as operate under the reduced credit availability of its lending arrangements due to the reduction of its borrowing base. On March 30, 1998, the secured bank facility was amended, creating greater availability to the Company. Maximum borrowings under the facility are capped at $60 million. Interest on the loan may increase in certain circumstances, by up to 1/4% from current levels. Monthly principal payments on the long-term portion of the bank facility have been reduced to $133,000 from $235,000. Covenants will be structured based on the Company's projected operating results.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The factors discussed above, among others, may indicate that the Company will be unable to continue as a going concern for a reasonable period of time. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's ability to continue as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, and ultimately to attain profitable operations.

It is anticipated that the Tarboro plant will be further reorganized to increase operational efficiency, reduce costs and improve gross margins. Rationalization of the business will be an ongoing process, focused on the elimination of products or accounts that are not profitable.

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

Capital expenditures, principally for the purchase of tooling for new products and equipment, were reduced to $900,000 for the year ended December 31, 1997 from $8.3 million for the year ended December 31, 1996.

The Company is subject to various actions and proceedings, including those relating to intellectual property matters, environmental matters and product liability matters. See "Legal Proceedings" and Note 11 of notes to consolidated financial statements.

YEAR 2000 COMPLIANCE

The inability of computers, software and other equipment to recognize and properly process data fields containing a two digit year is commonly referred to as the Year 2000 Compliance Issue. As in the case with most companies using computers, the Company is in the process of addressing the Year 2000 Compliance Issue.

Due to the operational problems experienced by the Company, the Company did not commit resources to address the Year 2000 issues until 1998. As a result, the Company has not quantified the potential cost of Year 2000 Compliance.

The Company will utilize both internal and external resources to reprogram or replace and test all of its software for Year 2000 compliance. The potential costs and uncertainties associated with the Year 2000 issue will depend on a number of factors, including software modification costs, hardware costs, and the availability and cost of consultants.

IMPACT OF INFLATION

The primary raw materials used in the manufacture of the Company's domestic toys and holiday products are petrochemical derivatives, principally polyethylene. During 1994 the price of polyethylene increased by approximately 80% from the levels at the end of 1993, with the increases primarily occurring in the third and fourth quarters of 1994. The Company was unable to pass along a significant portion of the price increases during 1995. Beginning in late 1995, the price of polyethylene declined but still remained above historical levels. During 1996 prices again rose by approximately 35%.
Polyethylene prices remained relatively stable during 1997.

Due to the time lag between the purchase of raw materials and the sale of finished goods, results of operations may be only partially affected in the period in which such prices change.

BACKLOG

The Company had open orders of $6.6 million and $16.3 million as of December 31, 1997 and December 31, 1996, respectively. Open orders at December 31, 1997 are significantly lower due to the sale of the steel-walled pool business in the fourth quarter of 1997. Orders for water slides are also reduced. Pools and waterslides typically ship in the first and second quarters. End of year order positions do not yet include orders for fall product lines. The Company believes that because order patterns in the retail industry vary from time to time, open orders on any date in a given year are not a meaningful indication of the future sales.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements and supplementary data to be provided pursuant to this
Item 8 are included under Item 14 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS OR ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.


Information required by this item, insofar as it relates to directors, will be contained under the captions "Election of Directors" in the Company's definitive Proxy Statement with respect to the Company's Annual Meeting of Stockholders, and is hereby incorporated by reference thereto. The information relating to executive officers of the Company is contained in Part I, Item 4 of this report.


ITEM 11. EXECUTIVE COMPENSATION.

The information required by this item will be contained in the Company's definitive Proxy Statement with respect to the Company's Annual Meeting of Stockholders, under the caption "Executive Compensation," and is hereby incorporated by reference thereto.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The information required by this item will be contained in the Company's definitive Proxy Statement with respect to the Company's Annual Meeting of Stockholders, under the caption "Security Ownership of Certain Beneficial Owners and Management," and is hereby incorporated by reference thereto.
                                       22

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required by this item will be contained in the Company's definitive Proxy Statement with respect to the Company's Annual Meeting of Stockholders, under the caption "Certain Relationships and Related Transactions," and is hereby incorporated by reference thereto.


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a) Documents filed as a part of this Report.

(1) Financial Statements:

Report of Independent Auditors...........................................................................  F-1
Consolidated balance sheets as of December 31, 1997 and 1996.............................................  F-2
Consolidated statements of operations for the years ended December 31, 1997, 1996 and 1995...............  F-3
Consolidated statements of stockholders' equity for the years ended December 31, 1997, 1996 and 1995.................................................................................................  F-4
Consolidated statements of cash flows for the years ended December 31, 1997, 1996 and 1995...............  F-5
Notes to consolidated financial statements...............................................................  F-7
Supplementary Financial Data.............................................................................  F-26

(2) Financial Statement Schedules:

Report of Independent Auditors...........................................................................  S-1
Schedule I -- Condensed Financial Information of Registrant..............................................  S-2

The financial statement schedule should be read in conjunction with the consolidated financial statements. Financial statement schedules not included in this Annual Report on Form 10-K have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(3) Exhibits filed as part of this Report:

EXHIBIT NO.        DESCRIPTION


     2.1 Stock Purchase Agreement dated July 29, 1988, by and among Clabir, Clabir Corporation (California), HMW Industries, Inc. and Olin Corporation. (1)
     2.2 Agreement and Plan of Merger, dated as of November 14, 1989, between AmBrit, Inc. ("AmBrit") and Empire of Carolina, Inc. (the "Company"), including amendment thereto, dated as of December 4, 1989. (2)
     2.3 Agreement and Plan of Merger, dated as of November 14, 1989, by and among the Company, Clabir Corporation ("Clabir") and CLR Corporation, including amendment thereto, dated as of December 4, 1989. (2)
     2.4 Sale and Purchase Agreement between the Company and Cargill, Incorporated, dated September 30, 1992.(3)
     2.5 Purchase Agreement among Conopco, Inc., the Company, The Isaly Klondike Company, Inc., The Isaly Company, Popsicle Industries, Ltd., Ice Cream Novelties, Inc. and Smith & O'Flaherty Limited, dated as of January 27, 1993.(4)

EXHIBIT NO.        DESCRIPTION

     2.6 Agreement and Plan of Reorganization, dated October 13, 1994, by and among the Company, Marchon, Inc. ("Marchon") and the stockholders of Marchon.(5)
     2.7 Amended and Restated Asset Purchase Agreement (the "Asset Purchase Agreement") dated as of May 19, 1995 by and among the Company, Buddy L Inc., Debtor-in- Possession ("Buddy L") and Buddy L (Hong Kong) Limited ("BLHK").(6)
     2.8 Agreement dated June 2, 1995 amending the Asset Purchase Agreement, by and among the Company and Buddy L and acknowledged and agreed to by BLHK.(7)
     2.9 Second Amendment dated June 30, 1995 further amending the Asset Purchase Agreement.(7)
     2.10 Third Amendment dated July 7, 1995 further amending the Asset Purchase Agreement. (7)
     2.11 Agreement dated August 31, 1995, among the Company, CLR Corporation, Clabir Corporation, Olin Corporation and General Defense Corporation.(8)
     3.1           Restated Certificate of Incorporation of the Company.(7)
     3.2 First Amendment to Restated Certificate of Incorporation of the Company.(9)
     3.3           Amended and Restated By-Laws of the Company.(10)
     3.4 Certificate of Designation of the Series B Junior Participating Preferred Stock.(11)
     3.5           Certificate of Designation Relating to Series A Preferred
                   Stock.(12)
     3.6           Certificate of Designation Relating to Series C Preferred
                   Stock.(12)
     4.1           Form of specimen certificate representing the Company's
                   Common Stock.(13)
     4.2 Excerpts from the Company's amended By-Laws and the Company's Restated Certificate of Incorporation relating to rights of holders of the Company's Common Stock.(7)
     4.3           Form of 9% Convertible Debentures, issued December 22,
                   1994.(14)
     4.4 Form of Warrant Certificate of purchase common stock of the Company, issued December 22, 1994.(15)
     4.5 Rights Agreement, dated as of September 11, 1996, between Empire of Carolina, Inc. and American Stock Transfer & Trust Company as Rights Agent, which includes (i) as Exhibit A thereto the form of Certificate of Designation of the Series B Junior Participating Preferred Stock, (ii) as Exhibit B thereto the form of Right certificate (separate certificates for the Rights will not be issued until after the Distribution Date) and (iii) as Exhibit C thereto the Summary of Stockholder Rights Agreement.(11)
     4.6 Warrant Amendment dated May 6, 1997 to Warrant Certificate issued May 6, 1997 among the Company, HPA Associates, LLC and EMP Associates LLC.(12)
     4.7 Warrant Agreement dated as of June 17, 1997 between the Company and the holders from time to time of the warrants.(12)
     4.8 Second Amendment dated as of June 12, 1997 to Rights Agreement, dated as of September 11, 1996 between Empire of Carolina, Inc. and American Stock Transfer & Trust Company as Rights Agent.(12)
     4.9           Promissory Note from the Company to Smedley Industries, Inc.
                   Liquidating Trust in the amount of $2,500,000.(12)
     4.10 First Amendment dated as of May 5, 1997 to Rights Agreement of September 11, 1996, between Empire of Carolina, Inc. and American Stock Transfer and Trust Company as Rights Agent.(16)
     9.1 Voting Agreement, dated September 30, 1994, by and between Halco Industries, Inc. ("Halco") and Steve Geller.(5)
     10.1          Empire Industries, Inc. ("EII") Incentive Plant for 1993.(17)
     10.2          Corporate Incentive Plant for 1993.(17)
     10.3 Stock Option Agreement, dated July 15, 1994, between Steven Geller and the Halperin Group.(5)
     10.4 Stock Option Agreement, dated July 18, 1994, between the Company and Steven Geller. (18)
     10.5 Stock Option Agreement, dated July 18, 1994, between the Company and Neil Saul.(18)

EXHIBIT NO.        DESCRIPTION


     10.6          Amended and Restated 1994 Stock Option Plan of the
                   Company.(10)
     10.7          Empire of Carolina, Inc. 1996 Outside Directors Stock Option
                   Plan.(19)
     10.8          Empire of Carolina, Inc. 1996 Employee Stock Purchase
                   Plan.(19)
     10.9 Employment Agreement, dated July 15, 1994, by and among the Company, EII and Steven Geller.(18)
     10.10 Employment Agreement, dated July 15, 1994, by and among the Company, EII and Neil Saul.(18)
     10.11 Employment Agreement, dated October 13, 1994, by and among the Company, EII and Marvin Smollar.(5)
     10.12         Settlement and Termination Agreement with Neil Saul.(8)
     10.13 Stock Purchase Agreement, dated July 15, 1994, among Steven Geller, Maurice A. Halperin, individually and as custodian for the benefit of Lauren Halperin and Heather Halperin, Carol A. Minkin, individually and as custodian for the benefit of Joshua Minkin and Rebecca Minkin, and Halco (the Halperins and Minkins, collectively, the "Halperin Group").(5)
     10.14 Redemption Agreement, dated September 30, 1994, by and between the Company and the Halperin Group.(5)
     10.15 Omnibus Agreement, dated September 30, 1994, by and among the Halperin Group, Steven Geller, the Company and EII.(5)
     10.16 Stockholders' Agreement, dated October 13, 1994, by and among Steven Geller, Marvin Smollar and Neil Saul.(5)
     10.17 Investor's Rights Agreement, dated October 13, 1994, by and among the Company, Marvin Smollar, Kar Ye Yeung, Tyler Bulkley and Harvey Katz.(5)
     10.18 Stockholders' Agreement dated October 13, 1994, among Steven Geller, Marvin Smollar and Neil Saul.(5)
     10.19 Debenture Purchase Agreement, dated as of December 2, 1994, among the Company, WPG Corporate Development Associates IV (Overseas), Ltd., Westpool Investment Trust PLC, Glenbrook Partners, L.P., Eugene Matalene, Jr., Richard Hockman, Weiss, Peck & Greer, as Trustee under Nora E. Kerppola IRA, Peter B. Pfister and Weiss, Peck & Greer, as Trustee under Craig S. Whiting IRA and WPG Corporate Development Associates IV, L.P. (all of such parties, other than the Company, collectively, the "WPG Group").(20)
     10.20 Registration Rights Agreement, dated as of December 22, 1994, by and between the Company, and the WPG Group.(20)
     10.21 Shareholders' Agreement, dated December 22, 1994, by and among the WPG Group, Steven Geller, Neil Saul, Marvin Smollar and Champ Enterprises Limited Partnership.(20)
     10.22 Stock Purchase Agreement, dated as of December 22, 1994, between WPG Corporate Development Associates IV (Overseas), Ltd. and Steven Geller.(20)
     10.23 Asset Purchase Agreement, dated as of March 3, 1995, by and among the Company, Buddy L and BLHK.(14)
     10.24 Bid Protection Agreement, dated as of March 3, 1995, between the Company and Buddy L. (14)
     10.25 Assignment and Assumption Agreement dated as of June 21, 1995 between the Company and EAC.(7)
     10.26 Assignment dated as of May 22, 1995 between the Company and Carnichi Limited.(7)
     10.27         Lease dated July 7, 1995 between Buddy L and EAC.(7)
     10.28 Access Agreement dated as of July 7, 1995 among Buddy L, BLHK, Smedley Industries, Inc., Liquidating Trust ("SLM"), and Buddy L Canada Inc., and EAC.(7)

EXHIBIT NO.        DESCRIPTION

     10.29 Assignment and Assumption of Lease dated as of July 7, 1995 between Buddy L and EAC.(7)
     10.30 Form of Subscription Agreement executed in connection with subscription of Common Stock and Preferred Stock by WPG Corporate Development Associates IV (Overseas), L. P., Westpool Investment Trust PLC, Glenbrook Partners, L.P., and WPG Corporate Development Associates IV, L.P.(7)
     10.31 Shareholders' Agreement ("Shareholders' Agreement") dated December 22, 1994 among WPG Corporate Development Associates IV, L.P., WPG Corporate Development Associates IV (Overseas), Ltd., Weiss, Peck & Greer, as Trustee under Craig S. Whiting IRA, Peter Pfister, Weiss, Peck & Greer, as Trustee under Nora E. Kerppola IRA Westpool Investment Trust, PLC, Glenbrook Partners, L.P., Steve Geller, Neil Saul, Marvin Smollar and Champ Enterprises Limited Partnership.(21)
     10.32 Amendment No. 1 to Shareholders' Agreement dated as of April 10, 1995 among WPG Corporate Development Associates IV, L.P., WPG Corporate Development Associates IV (Overseas), Ltd., as the exempt transferee of WPG Corporate Development Associates IV (Overseas), Ltd., certain persons identified on Schedule I of Amendment No. 1 to the Shareholders' Agreement, Steven E. Geller ("Geller"), Neil B. Saul ("Saul") and The Autumn Glory Trust, a Cook Islands Registered International Trust ("Trust") as the permitted transferee of Champ Enterprises Limited Partnership.
     10.33 Amendment No. 2 to Shareholders' Agreement dated as of June 29, 1995 among WPG Corporate Development Associates IV, L.P., WPG Corporate Development Associates IV (Overseas), Ltd., as the exempt transferee of WPG Corporate Development Associates IV (Overseas), Ltd., certain persons identified on Schedule I of Amendment No. 2 to the Shareholders' Agreement, Geller, Saul and the Trust as the permitted transferee of Champ Enterprises Limited Partnership.(7).
     10.34 Registration Rights Agreement ("Registration Rights Agreement") dated as of December 22, 1994 by and among Empire of Carolina, Inc., WPG Corporate Development Associates IV, L.P., WPG Corporate Development Associates IV (Overseas), Ltd., Weiss Peck & Greer, as Trustee under Craig Whiting IRA, Peter B. Pfister, Weiss, Peck & Greer, as Trustee under Nora Kerppola IRA, Westpool Investment Trust PLC and Glenbrook Partners, L.P.(21)
     10.35         Amendment No. 1 to Registration Rights Agreement.(7)
     10.36 Loan and Security Agreement dated May 29, 1996 among LaSalle National Bank ("LaSalle"), BT Commercial Corporation ("BTCC") and EII, with exhibits and security instruments.(22)
     10.37 First Amendment to Amended and Restated Loan and Security Agreement among LaSalle, BTCC, Congress Financial Corporation (Central) ("Congress") and EII, with exhibits.(23)
     10.38 Consent and Second Amendment to Loan and Security Agreement among LaSalle, BTCC, Congress, the CIT Group/Credit Finance, Inc. ("CIT"), Finova Capital Corporation ("Finova") and EII.(24)
     10.39 Third Amendment to Loan and Security Agreement among LaSalle, BTCC, Congress, CIT, Finova and EII.(26)
     10.40 Securities Purchase Agreement dated as of May 5, 1997 among the Company, HPA Associates, LLC and EMP Associates, LLC.(25)
     10.41 Amendment No. 1 dated as of June 5, 1997 to Securities Purchase Agreement dated as of May 5, 1997 among the Company, HPA Associates, LLC and EMP Associates, LLC.(12)
     10.42 Buddy L Settlement Agreement, dated as of June 17, 1997 between the Company and SLM.(12)

EXHIBIT NO.        DESCRIPTION

     10.43         Letter of the Company to Pellinore Securities Corp., Axiom
                   Capital Management, Inc. and Commonwealth Associates, Inc.
                   regarding the registration rights provisions affecting the
                   Series A Preferred Stock.(12)
      10.44         Buddy L Registration Rights Agreement dated as of June 17,
                   1997 between the Company and SLM.(12)
     10.45         WPG Registration Rights Agreement dated as of June 17, 1997 among the Company and WPG Corporate Development Associates
                   IV, L.P., WPG Corporate Development Associates IV (Overseas),
                   Ltd., Weiss, Peck & Greer, as trustee under Craig Whiting
                   IRA, Peter B. Pfister, Weiss, Peck & Greer as Trustee under
                   Nora Kerppola IRA, Westpool Investment Trust, PLC, Eugene M.
                   Matalene, Jr., Richard Hochman, and Glenbrook Partners, L.P.
                   (collectively the "WPG Affiliated Entities").(12)
     10.46         WPG Release Agreement dated as of June 17, 1997 between the
                   Company and the WPG Affiliated Entities.(12)
     10.47         Fourth Amendment to Loan and Security Agreement among
                   LaSalle, BTCC, Congress, CIT, Finova and EII.(31)
     10.48         Fifth Amendment to Loan and Security Agreement among LaSalle,
                   BTCC, Congress, CIT, Finova and EII.(32)
     10.49         Sixth Amendment to Loan and Security Agreement amount
                   LaSalle, Congress, CIT, Finova and EII.(31)
     10.50         First Amendment dated January 22, 1998 to the Warrant
                   Agreement dated June 17, 1997 between Empire of Carolina,
                   Inc. and the holders from time to time of the Warrants.(31)
     21            Subsidiaries of the Company.(22)
     23.1          Consent of Deloitte & Touche LLP.
     27            Financial Data Schedule.
     99.1          Press Release dated January 16, 1997.(27)
     99.2          Press Release dated February 5, 1997.(28)
     99.3          Press Release dated March 31, 1997.(9)
     99.4          Press Release dated April 9, 1997.(9)
     99.5          Press Release dated April 23, 1997.(29)
     99.6          Press Release dated May 1, 1997.(26)
     99.7          Press Release dated May 5, 1997.(16)
     99.8          Press Release dated May 8, 1997.(16)
     99.9          Press Release dated June 19, 1997.(12)
     99.10         Press Release dated June 24, 1997.(12)
     99.11         Press Release dated November 21, 1997.(30)
----------------

     (1) Previously filed as an exhibit to Clabir's Current Report on Form 8-K, dated December 23, 1988 (File No. 1-7769) and incorporated by reference.

     (2) Previously filed as an exhibit to the Company's Registration Statement on Form S-4 (File No. 33- 32186, dated November 17, 1989 and incorporated by reference.

     (3) Previously filed as an exhibit to the Company's Current Report on Form 8-K, dated October 6, 1992 and incorporated by reference.

     (4) Previously filed as an exhibit to the Company's Current Report on Form 8-K, dated February 1, 1993 and incorporated by reference.

     (5) Previously filed as an exhibit to the Company's Current Report on Form 8-K, dated September 30, 1994 and incorporated by reference.

     (6) Previously filed as an exhibit to the Company's Current Report on Form 8-K, dated May 19, 1995 and incorporated by reference.

     (7) Previously filed as an exhibit to the Company's Current Report on Form 8-K, dated July 21, 1995 and incorporated by reference.

     (8) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated by reference.

     (9) Previously filed as an exhibit to the Company's Annual Report on Form 10-K/A for the year ended December 31, 1996 and incorporated by reference.

    (10) Previously filed as an exhibit to Amendment No. 1 to the Company's Annual Report on Form 10- K for the year ended December 31, 1994 and incorporated by reference.

    (11) Previously filed as an exhibit to the Company's Current Report on Form 8-K, dated September 12, 1996 and incorporated by reference.

    (12) Previously filed as an exhibit to the Company's Current Report on Form 8-K, dated June 17, 1997 and incorporated by reference.

    (13) Previously filed as an exhibit to the Company's Registration Statement on Form S-1 (File No. 2- 73208), dated July 13, 1981 and incorporated by reference.

    (14) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1994 and incorporated by reference.

    (15) Previously filed as an exhibit to the Company's Current Report on Form 8-K, dated December 22, 1994 and incorporated by reference.

    (16) Previously filed as an exhibit to the Company's Current Report on Form 8-K, dated May 8, 1997 and incorporated by reference.

    (17) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1992 and incorporated by reference.

    (18) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994 and incorporated by reference.

    (19) Previously filed as an appendix to the Company's definitive Proxy Statement filed with the Commission on August 27, 1996 and incorporated by reference.

    (20) Previously filed as an exhibit to Amendment No. 1 to Schedule 13D filed by the WPG Group, dated December 23, 1994 and incorporated by reference.

    (21) Previously filed as an exhibit to Amendment No. 1 to Schedule 13D filed by WPG Corporate Development Associates IV., L.P., WPG Private Equity Partners, L. P., WPG Corporate Development Associates IV (Overseas), L.P., WPG Private Equity Partners (Overseas), L P., Steven Hutchinson, Wesley Lang, Peter Pfister, Craig Whiting, Nora Kerppola, Glenbrook Partners, L.P., Prim Ventures, Inc., Westpool Investment Trust PLC and Weiss, Peck & Greer with the Securities and Exchange Commission on December 23, 1994, and incorporated by reference.

    (22) Previously filed as an exhibit to the Company's Registration Statement on Form S-1 for (Reg. No. 333-4440) declared effective by the Commission on June 25, 1996 and incorporated by reference.

    (23) Previously filed as an exhibit to the Company's Current Report on Form 8-K, dated December 11, 1996 and incorporated by reference.

    (24) Previously filed as an exhibit to the Company's Current Report on Form 8-K, dated February 5, 1997 and incorporated by reference.

    (25) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997 and incorporated by reference.

    (26) Previously filed as an exhibit to the Company's Current Report on Form 8-K, dated May 1, 1997 and incorporated by reference.

    (27) Previously filed as an exhibit to the Company's Current Report on Form 8-K, dated January 16, 1997 and incorporated by reference.

    (28) Previously filed as an exhibit to the Company's Current Report on Form 8-K, dated February 5, 1997 and incorporated by reference.

    (29) Previously filed as an exhibit to the Company's Current Report on Form 8-K, dated April 23, 1997 and incorporated by reference.

    (30) Previously filed as an exhibit to the Company's Current Report on Form 8-K, dated November 21, 1997 and incorporated by reference.

    (31) Previously filed as an exhibit to the Company's Current Report on Form 8-K, dated March 31, 1998 and incorporated by reference.

    (32) Previously filed as an exhibit to the Company's Current Report on Form 8-K, dated August 25, 1997 and incorporated by reference.

(b) The following reports on Form 8-K have been filed by the Company during the last quarter of the period covered by this report:

         Form 8-K dated November 21, 1997 (hiring new Executive Vice President and changes in the Board of Directors.)

(c) The exhibits to this Form 10-K appear following the Company's Consolidated Financial Statements and Schedules included in this Form 10-K.

(d) The Financial Statements and Schedules to this Form 10-K begin on page F-1 of this Form 10-K.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Empire of Carolina, Inc. has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized, on March 31, 1998.

                                                  EMPIRE OF CAROLINA, INC.

Date:      March 31, 1998                         By:   /s/Charles S. Holmes
       ------------------                              ---------------------
                                                       Chairman of the Board


Pursuant to the requirements of Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Empire of Carolina, Inc., in the capacities and on the dates indicated.


Signature                              Title                                    Date


 /s/ Steve Geller                Chief Executive Officer and              March 31, 1998
------------------------------                                            ---------------
Steve Geller                     Director



 /s/ Timothy Moran               President and Chief Operating            March 31, 1998
----------------------------                                              --------------
Timothy Moran                    Officer



 /s/ William H. Craig            Chief Financial Officer                  March 31, 1998
------------------------------                                            --------------
William H. Craig



 /s/ Lenore H. Schupak           Director                                 March 31, 1998
-----------------------------                                             --------------
Lenore H. Schupak



 /s/ James Pinto                 Director                                 March 31, 1998
-----------------------------                                             --------------
James Pinto



/s/ John J. Doran                Director                                 March 31, 1998
-----------------------------                                             --------------
John J. Doran



/s/ Frederick W. Rosenbauer, Jr. Director                                 March 31, 1998
--------------------------------                                          --------------
Frederick W. Rosenbauer, Jr.

                          INDEPENDENT AUDITORS' REPORT

TO THE BOARD OF DIRECTORS OF
EMPIRE OF CAROLINA, INC.

We have audited the accompanying consolidated balance sheets of Empire of Carolina, Inc. and its subsidiaries (the "Company") as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Empire of Carolina, Inc. and its subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company's recurring losses from operations and current cash constraints raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 2 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," in 1996.

DELOITTE & TOUCHE LLP
Raleigh, North Carolina
March 30, 1998

                   EMPIRE OF CAROLINA, INC., AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                              December 31, 1997 and 1996
                         (in thousands except share amounts)

                                                                           1997           1996
ASSETS
Current Assets:

 Cash and cas equivilents                                                  $   3,483      $     478
 Accounts receivable, less allowances and other
  deductions (1997-$5,487; 1996-$8,777)                                       14,052         39,678
 Inventories, net                                                              9,933         25,115
 Income taxes receivables                                                          -         13,004
 Prepaid expenses and other current assets                                     1,980          2,142
 Deferred income taxes                                                             -          2,183
                                                                           ---------       --------
   Total current assets                                                      29,448          82,600

Property, plant and equipment, net                                            14,135         24,845
Excess cost over fair value of net assets acquired, net                       13,491         12,867
Trademarks, patents, tradenames and licenses, net                              6,066          6,567
Other noncurrent assets                                                          436            981
                                                                                 ---            ---
                                                                          $   63,576        127,860
                                                                          ==========        =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Notes payable and current portion of long-term debt                     $   16,988         58,712
  Convertible subordinated debentures                                              -         14,139
  Accounts payable - trade                                                    12,317         24,783
  Accrued royalties                                                              710          1,217
  Indeminification obligations related to sales of subsidiaries                  919          1,263
  Other accrued liabilities                                                    9,122         12,984
                                                                               -----         ------
      Total current liabilities                                               40,056        113,098

Long-Term Liabilities:
  Long-term debt                                                               6,425          7,870
  Deferred income taxes                                                            -          2,183
  Other noncurrent liabilities                                                 1,642          2,938
                                                                               -----          -----
       Total long-term liabilities                                             8,067         12,991
                                                                               -----         ------
       Total liabilities                                                      48,123        126,089

Commitments and Contingencies (Note 11)
Stockholders' Equity:
  Common stock $.10 par value 60,000,000 shares authorized shares
   issued and outstanding: 1997 - 7,849,000 and 196 - 7,404,000                  785            740
Preferred stock, $.01 par value, 5,000,000 shares authorized
   Issued and outstanding: 1997 - 2,100,000 shares of Series A convertible preferred stock and 1,461 shares of Series C
   convertible preferred stock; 1996 - 0                                          21              -
  Additional paid-in capital                                                 109,282         50,438
  Deficit                                                                    (94,635)       (48,860)
  Stockholders loans                                                               -           (547)
                                                                             -------           ----
       Total stockholder's equity                                             15,453          1,771
                                                                              ------          -----
                                                                            $ 63,576       $127,860
                                                                            ========       ========


                 See notes to consolidated financial statments.

                   EMPIRE OF CAROLINA, INC., AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  Years Ended December 31, 1997, 1996 and 1995



                                                                        1997             1996            1995
                                                                       (In thousands except per share amounts)

Net Sales                                                                 $ 99,516        $ 148,908       $ 153,744
Sales Distribution Settlement                                                2,400                -               -
Cost of Sales                                                              (87,524)        (133,464)       (111,905)
Nonrecurring Inventory Charges                                                  --          (12,185)             --
                                                                           -------         --------        --------
Gross Profit                                                                14,392            3,259          41,839
Selling and Administrative Expense                                          24,863           41,751          36,183
Restructuring and Other Charges                                              3,739            8,800           7,550
                                                                             ------           ------          -----
Operating Loss                                                             (14,210)         (47,292)         (1,894)
Other Income(Expense):
  Interest income, dividends and net realized gains(losses)                    102               (5)            514
  Interest expense                                                          (7,022)         (11,236)         (5,996)
                                                                            --------        ---------        -------
  Total other income(expense)                                               (6,920)         (11,241)         (5,482)
                                                                            --------        ---------        -------

Loss Before Income Taxes                                                   (21,130)         (58,533)         (7,376)

Income Tax Benefit                                                                          (12,332)         (2,875)
                                                                                            ---------        -------

Net Loss                                                                   (21,130)         (46,201)         (4,501)

Accretion of noncash preferred stock dividend                              (24,645)
                                                                           --------
Net loss applicable to common stock                                      $ (45,775)       $ (46,201)       $ (4,501)
                                                                         ===========      ===========      =========


Loss Per Common Share -
   Basic and diluted                                                       $ (6.04)         $ (7.39)        $ (0.96)
                                                                           =========        =========       ========

Weighted-average number of common shares
   outstanding -
   Basic and diluted                                                         7,583            6,248           4,681
                                                                             ======           ======          =====

                 See notes to consolidated financial statements.

                   EMPIRE OF CAROLINA, INC., AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  Years Ended December 31, 1997, 1996 and 1995
                                 (In thousands)

                                                                           Convertible    Additional    Retained  Stock-
                                                 Common Stock           Preferred Stock    Paid-In     Earnings  holder
                                             Shares     Amount     Shares     Amount       Capital    (Deficit)   Loans      Total
                                             ------     ------     ------     ------       -------    ---------   -----      -----
Balance, January 1, 1995                      4,191     $ 419          -        $ -      $ 18,972     $ 1,842    $ (656)  $ 20,577
   Net loss                                      -          -          -          -            -       (4,501)       -      (4,501)
   Issuance of common stock in Buddy L
      acquisition                               757        76          -          -         9,004           -        -       9,080
   Issuance of common stock                     247        24          -          -         1,770           -        -       1,794
   Issuance of preferred stock                   -          -         442         4         3,202           -        -       3,206
   Collections on stockholder loans              -          -          -          -            -            -        61         61
   Other capital transactions                    -          -          -          -           245           -        -         245
                                              -----     -----       -----     -----        ------     -------     -----    -------

Balance, December 31, 1995                    5,195       519         442         4        33,193      (2,659)     (595)    30,462
   Net loss                                      -          -          -          -            -      (46,201)        -    (46,201)
   Exercise of stock options and warrants       367        37          -          -         2,940           -         -      2,977
   Issuance of common stock in public
      offering                                1,400       140          -          -        14,345           -         -     14,485
   Conversion of preferred stock                442        44        (442)       (4)          (40)          -         -          -
   Collections on stockholder loans                         -           -         -            -            -        48         48
                                              -----     -----       -----     -----        ------     -------     -----    -------

Balance, December 31, 1996                    7,404       740           -         -        50,438     (48,860)     (547)     1,771
   Net loss                                       -         -           -         -            -      (21,130)        -    (21,130)
   Issuance of common stock                     250        25           -         -           631           -         -        656
   Issuance of Series A preferred stock           -         -       2,100        21        18,691           -         -     18,712
   Issuance of Series C preferred stock
      on conversion of subordinated debt          -         -           2         -        14,897           -         -     14,897
   Conversion of Series A preferred stock       195        20           -         -           (20)          -         -          -
   Settlement of stockholder loans                -         -           -         -                         -         -        547
   "Intrinsic" preferred stock dividend           -         -           -         -        24,645     (24,645)        -
                                              -----     -----       -----     -----        ------     -------     -----    -------
Balance, December 31, 1997                    7,849     $ 785       2,102      $ 21     $ 109,282   $ (94,635)     $ -    $ 15,453
                                              =====    ======      ======     =====    ==========   =========     ====   =========


                 See notes to consolidated financial statements.

                   EMPIRE OF CAROLINA, INC., AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Years Ended December 31, 1997, 1996 and 1995

                                                                                              1997             1996             1995



Cash Flows From Operating Activities:
Net loss                                                                                  $ (21,130)       $ (46,201)     $ (4,501)
Adjustments to reconcile net loss to net cash provided by(used in)
operating activities:
  Depreciation and amortization                                                               8,053            9,674         7,211
  Changes in allowances for losses on assets                                                 (7,194)          12,300         1,329
  Changes in allowance for deferred income taxes                                                    -          9,272          (626)
  Net losses on sales of securities and property and equipment                                3,650               86             3

  Writedown of assets                                                                               -          5,275            17
  Changes in assets and liabilities, net of acquisitions and dispositions of businesses:
          Accounts receivable                                                                28,916            4,947       (31,422)
          Inventories                                                                        19,886           (2,750)       (5,095)
          Prepaid expenses and other current assets                                             162              (96)          135
          Other noncurrent assets                                                              (925)             571           (58)
          Accounts payable - trade                                                          (12,522)           7,267        11,436
          Accrued and other liabilities                                                      (5,796)             514        (1,368)
          Current and deferred income taxes                                                  15,526          (20,338)       (3,434)
          Other noncurrent liabilities                                                        1,235             (163)        1,541
                                                                                              ------            ------       -----
         Net cash provided by(used in) operating activities                                  29,861          (19,642)      (24,832)
                                                                                             -------         ---------     --------

Cash Flows From Investing Activities:
  Capital expenditures                                                                         (924)          (8,296)       (5,750)
  Acquisition of Buddy L                                                                          -                -       (20,092)
  Proceeds from sale of securities and property and equipment                                   505               85         2,096
  Other                                                                                         520              155            61
                                                                                                ----             ----           --
          Net cash provided by(used in) investing activities                                    101           (8,056)      (23,685)
                                                                                                ----          --------     --------

Cash Flows From Financing Activities:
  Net borrowings(repayments) under lines of credit                                          (42,349)           9,514        35,767
  Proceeds from issuance of common stock                                                          -           14,485         1,794
  Proceeds from stock options and warrants exercised                                              -            2,977             -
  Net proceeds from issuance of preferred stock                                              18,712                -         3,206
  Repayments of notes payable and long-term debt                                             (3,320)         (12,193)            -
  Proceeds from issuance of long-term debt                                                        -           12,100         7,580
  Financing costs                                                                                 -           (1,275)            -
                                                                                            -------          -------        ------
          Net cash provided by(used in) financing activities                                (26,957)          25,608        48,347
                                                                                            ---------         -------       ------

Net Increase (Decrease) in Cash and Cash Equivalents                                          3,005           (2,090)         (170)

Cash and Cash Equivalents, Beginning of Year                                                    478            2,568         2,738
                                                                                                ----           ------        -----
Cash and Cash Equivalents, End of Year                                                      $ 3,483            $ 478       $ 2,568
                                                                                            ========           ======      ========

Supplemental Disclosures of Cash Flow Information:
   Cash paid during the period for:
      Interest                                                                              $ 4,486          $ 7,806       $ 4,246
      Income taxes, (net of refunds)                                                       (15,785)           (1,697)          163

                 See notes to consolidated financial statements.

                    EMPIRE OF CAROLINA, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


NONCASH INVESTING AND FINANCING ACTIVITIES

During June 1997, the Company settled its earnout liability with the successor to Buddy L, resulting in an increase in common stock of $25,000, additional paid-in capital of $631,000, goodwill of $1,240,000, and earnout liability of $993,000 and a decrease in other liabilities of $409,000.

Also during June 1997, the convertible subordinated debentures and related discount, accrued interest and expenses were converted into 1,500 shares of Series C preferred stock, thus increasing preferred stock by $15 and additional paid-in capital by $14,897,000.

In 1997 and pursuant to Emerging Issues Task Force Topic No. D-60, the Company recorded a dividend on its newly issued Series A preferred stock to reflect the effect of a beneficial conversion feature of such stock and the concurrent issuance of 10 million warrants. The recording of this dividend resulted in a transfer from deficit to additional paid-in capital of $24,645,000.

On September 11, 1996, upon the approval by the stockholders of the Company, the then outstanding shares of Series A preferred stock were converted into common stock on a share for share basis. The conversion resulted in the issuance of 442,264 shares of common stock to the holders of Series A preferred stock.

On July 7, 1995, the Company acquired certain of the toy business assets and assumed certain liabilities of Buddy L Inc. and its subsidiary, Buddy L (Hong
Kong) Limited, for an aggregate purchase price of $33,925,000, including expenses, and including the issuance of (i) $4,753,000 one-year notes and (ii) 756,667 shares of common stock. The acquisition was funded as follows (in thousands):


Sale of common stock (247,392 shares)................................................................    $  1,794
Sale of Series A cumulative convertible preferred stock (442,264 shares).............................       3,206
Borrowings under line of credit......................................................................       7,512
Borrowings under senior subordinated notes...........................................................       7,580
One-year notes issued to seller......................................................................       4,753
Issuance of common stock to seller (756,667 shares)..................................................       9,080
                                                                                                        ---------

                                                                                                          $33,925

The components of cash used for the acquisition as reflected in the consolidated statements of cash flows are as follows (in thousands):


Fair value of assets acquired........................................................................     $37,829
Liabilities assumed..................................................................................     (3,904)
One-year notes issued................................................................................     (4,753)
Common stock issued (756,667 shares).................................................................      (9,080)
                                                                                                         ---------
Cash paid in acquisition.............................................................................     $20,092

                                                                                                          =======

During 1996, the Company finalized its allocation of the purchase price of the acquisition (exclusive of the contingent earnout liability settled in 1997) by increasing assets acquired and increasing liabilities assumed by $643,000 and $167,000, respectively, and decreasing excess cost over fair value of net assets acquired by $475,000.

During 1995, the Company finalized its allocation of the purchase price of Marchon, Inc. by decreasing assets acquired and increasing liabilities assumed by $65,000 and $461,000, respectively, and increasing excess cost over fair value of net assets acquired by $526,000.

                    EMPIRE OF CAROLINA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


SUMMARY OF BUSINESS OPERATIONS AND GOING CONCERN MATTERS

BUSINESS OPERATIONS -- Empire of Carolina, Inc. ("Empire" or the "Company") is engaged in the design, manufacture and marketing of toys and plastic decorative holiday products through its wholly-owned subsidiaries Empire Industries, Inc. ("Empire Industries") and Empire Toys (Hong Kong) Limited, formerly Marchon Toys Limited ("Marchon Toys").

On July 7, 1995, two wholly-owned subsidiaries of Empire acquired certain of the toy business assets and assumed certain liabilities of Buddy L Inc., a Delaware corporation and a wholly-owned subsidiary of SLM International, Inc., and Buddy L (Hong Kong) Limited, a Hong Kong corporation and a subsidiary of Buddy L Inc. (the toy business of Buddy L Inc. and Buddy L (Hong Kong) Limited, collectively referred to as "Buddy L"). The acquisition of Buddy L is discussed in Note 4.

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

In 1997, in response to the Company's financial needs, the Company issued a total of 2,100,000 shares of Series A preferred stock and 10,000,000 warrants (Note 9). The total net proceeds from the sale of such securities was $18.7 million. Concurrently with this offering, the Company's 9% convertible debentures were exchanged for newly-issued shares of Series C convertible preferred stock. In connection with this private offering, Charles S. Holmes was elected to replace Steven Geller as Chairman of the Board, and the Series A preferred stock received the right to designate two directors and is entitled to vote on all matters presented to the stockholder, on an as if converted basis.


The Company had positive operating cash flows during 1997 of $29,861,000, while also reducing accounts payable and other liabilities by $18,318,000. Net borrowings under bank lines were reduced by $42,614,000 from the December 31, 1996 level. These results were accomplished by converting accounts receivable and inventory into cash, as well as the receipt of an income tax refund during 1997 of $15,600,000. Margins have improved slightly from 1996 and manufacturing costs have been reduced. Factory operations have improved significantly since 1996, with a high percentage of on time deliveries and a lower overhead structure.

The net loss for 1997 was $21,130,000 as compared with a net loss of $46,201,000 for 1996. The Company's borrowing base has been reduced for several reasons: the exiting of unprofitable product lines, the elimination of unutilized assets, and the changing of manufacturing processes to reduce work in process inventory levels. Despite the improvements made during 1997, the Company continues to operate under tight cash constraints as it endeavors to pay down outstanding liabilities remaining from 1996, as well as operate under the reduced credit availability of its lending arrangements due to the reduction of its borrowing base. Effective March 30, 1998, the bank lenders under the Company's secured credit facility have agreed to certain amendments to the facility which provide additional availability during the Company's peak production periods, but which require that such additional funds be repaid by year end.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The factors discussed above, among others, may indicate that the Company will be unable to continue as a going concern for a reasonable period of time. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's ability to continue as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, and ultimately to attain profitable operations.

It is anticipated that the Tarboro plant will be further reorganized to increase operational efficiency, reduce costs and improve gross margins. Rationalization of the business will be an ongoing process, focused on the elimination of products or accounts that are not profitable.


2. SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION -- The consolidated financial statements include the accounts of the Company and all of its majority-owned subsidiaries after elimination of intercompany accounts and transactions.

CASH AND CASH EQUIVALENTS -- Cash and cash equivalents include all highly liquid investments having an original maturity of three months or less.

INVENTORIES - Inventories are stated at lower of cost or net realizable value. Cost is determined on a first-in, first out ("FIFO") basis.

PROPERTY -- Property is stated at original cost, reduced for any identified long-term impairments, and includes expenditures for major betterments and renewals. Depreciation is recorded over the estimated useful lives of the assets using straight-line or accelerated methods. Assets lives by property types are as follows:


Buildings and improvements........................................................................   10-35 years
Machinery and equipment...........................................................................     5-10 years
Molds.............................................................................................        1-3 years
Furniture and fixtures............................................................................     7-10 years
Computer equipment................................................................................      3-5 years

DEBT ISSUE COSTS -- The costs related to the issuance of debt are capitalized and amortized to interest expense using the effective interest method over the lives of the related debt. Such amounts are included in other current and noncurrent assets in the consolidated balance sheets.

SALES -- Sales generally are recorded by the Company when products are shipped to customers. Sales are recorded net of anticipated returns, discounts and allowances.

During 1997, the Company received a $2.4 million settlement upon termination of an international sales distribution agreement.

RESEARCH AND DEVELOPMENT -- Research and development costs, included in selling and administrative expenses (1997 - $1,244,000; 1996 -- $3,225,000; 1995 --
$2,984,000), are expensed as incurred.

                   EMPIRE OF CAROLINA, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


2. SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

DEFERRED INCOME TAXES -- Deferred income taxes are accounted for in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." Deferred income taxes (benefits) are provided on temporary differences between the financial statement carrying values and the tax basis of assets and liabilities.

IDENTIFIABLE AND UNIDENTIFIABLE INTANGIBLE ASSETS -- Excess of cost over fair value of net assets acquired relating to the Company's acquisitions of Marchon and Buddy L are being amortized on a straight-line basis over a period of twenty years. Amortization expense for 1997, 1996 and 1995 was $833,000, $832,000, and $641,000, respectively. Accumulated amortization at December 31, 1997 and 1996 was $2,410,000 and $1,577,000, respectively. In June 1997, the Company settled its contingent five-year earnout liability related to the Buddy L acquisition, resulting in an adjustment of the purchase price and a corresponding increase of the excess of cost over fair value of net assets acquired of $1,240,000, which amount is being amortized over the remaining useful life (see Note 4).

Patents, trademarks, trade names, and licensing agreements represent assets acquired relating to the Company's acquisitions of Marchon and Buddy L and are carried at fair market value on the date of acquisition less accumulated amortization. These assets are being amortized on a straight-line basis over their estimated useful lives, which range from one to fifteen years. Amortization expense for 1997, 1996 and 1995 was $501,000, $686,000, and $1,091,000, respectively. Accumulated amortization at December 31, 1997 and 1996 was $2,478,000 and $1,977,000, respectively.

During 1996, the Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." Accordingly, long-lived assets are reviewed for impairment, generally on a product line by product line basis; whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If an evaluation is required, the projected future cash flows attributable to each product line are compared to the carrying value of the long-lived assets (including an allocation of goodwill, if appropriate) of that product line to determine if a write-down to fair value is required. The Company also evaluates the remaining useful lives to determine whether events and circumstances warrant revised estimates of such lives (see Note 3).

FOREIGN CURRENCY -- The financial position and results of operations of Marchon Toys are measured using local currency as the functional currency. Foreign currency assets and liabilities are translated into their U.S. dollar equivalents based on rates of exchange prevailing at the end of each respective year. Revenue and expense accounts are translated at prevailing exchange rates during the year. Gains and losses resulting from foreign currency translation are accumulated as a separate component of stockholders' equity. Transactions in foreign currencies are translated at the rates in effect on the dates of the transactions.

ACCOUNTING FOR STOCK-BASED COMPENSATION -- The Company accounts for employee stock compensation in accordance with Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees." Under APB No. 25, the total compensation expense is equal to the difference between the award's exercise price and the intrinsic value at the measurement date, which is the first date that both the exercise price and number of shares to be issued is known. SFAS No. 123, "Accounting for Stock-Based Compensation," became effective January 1, 1996. SFAS No. 123 requires expanded disclosures of stock-based compensation arrangements with employees and encourages (but does not require) compensation cost to be measured based on the fair value of the equity instrument awarded. Companies are, however, permitted to continue to apply APB No. 25. The Company has elected to continue to apply APB No. 25 for accounting purposes of stock-based compensation awards to employees and discloses the required pro forma effect on net income and earnings per share and other information required by SFAS No. 123.
                                      F-9

                   EMPIRE OF CAROLINA, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


2. SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

EARNINGS PER SHARE -- In 1997, the Company adopted SFAS No. 128, "Earnings Per Share." SFAS No. 128 establishes standards for computing and presenting earnings per share ("EPS") and simplifies the standards for computing earnings per share previously found in APB Opinion No. 15, "Earnings Per Share" making them comparable to international EPS standards. It replaces the presentation of primary EPS with a presentation of basic EPS which is based on the weighted-average shares of common stock. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Earnings per share for all periods presented have been restated to conform to the requirements of SFAS No. 128.

All of the Company's options, warrants, convertible securities and contingently issuable shares are excluded from basic and diluted earnings per share because they are anti-dilutive. For purposes of calculating EPS for the year ended December 31, 1997, "intrinsic" dividends of $24,645,000 representing the accretion of discounts on the Series A preferred stock and warrants issued, have been included in the computation (Note 9).

USE OF ESTIMATES -- The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

RECLASSIFICATIONS -- Certain amounts for 1996 and 1995 have been reclassified to conform to 1997 presentation.


3. NONRECURRING INVENTORY AND RESTRUCTURING AND OTHER CHARGES

NONRECURRING INVENTORY CHARGES -- During 1996, difficulties experienced at the Company's Tarboro, NC plant, resulted in significant nonrecurring costs related to inventory. These costs included the excess cost of temporarily outsourcing production of certain products and an increase in scrap and damaged inventory at the Tarboro plant. In addition, the Company determined that a substantial amount of work in process and parts inventory, obtained as part of the Buddy L acquisition, was no longer usable. Furthermore, the Company decided to discontinue the production and sale of certain toys marketed under the Empire, Marchon or Buddy L names. These nonrecurring inventory charges are summarized as follows (in thousands):


                                                                                                             1996
                                                                                                             ----
Provisions for, or write-offs of unsaleable, scrapped and damaged inventories....................          $9,285
Costs related to outsourcing certain production..................................................           2,400
Write-offs of inventories associated with discontinued product lines.............................             500
                                                                                                           ------

Total............................................................................................         $12,185

                                                                                                          =======

RESTRUCTURING AND OTHER CHARGES -- During 1997, the Company determined that a substantial amount of machinery, equipment and molds, much of which was received during the acquisition of Buddy L (see Note 4), was no longer necessary to support the current product line or future operations. Such assets disposed of, or being held for sale, were written off with a charge of $3,531,000.

Also during 1997, the Company decided to dispose of the steel-walled pool product line acquired in the Buddy L acquisition. Assets, primarily inventory, machinery and equipment, with a book value of $3,243,000 were sold, resulting in a loss of $1,008,000 of which $800,000 is included in cost of sales. Of the sales price, $135,000 was

                   EMPIRE OF CAROLINA, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


3. NONRECURRING INVENTORY AND RESTRUCTURING AND OTHER CHARGES - CONTINUED

received in cash, and $2,100,000 is included in accounts receivable, secured by a letter of credit payable monthly at $350,000 per month through June 1998.

The restructuring costs and other charges incurred during the year ended December 31, 1996, resulted from actions taken in response to the reduction in operating margins experienced. The Company had restructured its operations and reduced costs by eliminating administrative and manufacturing jobs and curtailing non-essential spending. The Company has also provided additional amounts for costs related to (i) exiting the Gloversville, New York facility,
(ii) lease termination costs for duplicate facilities and (iii) chargebacks by customers for late or missed shipping dates. Additionally, a review of the carrying value of long-lived and intangible assets related to the discontinued products has been made in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." Based on this evaluation, the Company wrote off patents, trademarks and trade names associated with the discontinued products, including a pro-rata portion of goodwill attributed to them.

The restructuring costs incurred during the year ended December 31, 1995, were related primarily to the acquisitions of Buddy L and Marchon and included the cost of (i) relocation of production from the Gloversville, New York facility,
(ii) establishing a corporate headquarters in Delray Beach, Florida, (iii) employee severance costs and (iv) lease termination cost of duplicate facilities. Substantially all restructuring and other charges as of December 31, 1997 have been expended. Restructuring costs and other charges for the years ended December 31, 1997, 1996 and 1995 are summarized as follows (in thousands):



                                                                                     1997               1996           1995
Restructuring Charges:
  Employee severance costs..................................................     $     --             $1,100         $  783
  Relocation of Buddy L operations to Tarboro, NC...........................           --              2,000          4,200
  Cost of establishing a corporate headquarters in Delray Beach, FL.........           --              2,267            300
  Lease termination costs for duplicate facilities..........................           --                400            300

Impairment of long-lived assets related to discontinued product lines,
  including pro-rata portion of goodwill....................................        3,531              4,000             --

Loss of disposition of product lines........................................          208                 --             --

Other:
  Provision for chargebacks by customers for late or missed shipping
   deadlines................................................................          --               1,000             --
  Miscellaneous.............................................................          --                 300             --
                                                                                   ------            -------     ----------

Total ($3,739,000, $1,300,000 and $6,451,000 incurred in the fourth
   quarters of 1997, 1996, and 1995, respectively)..........................      $ 3,739             $8,800         $7,550

                                                                                   ======             ======         ======



4. ACQUISITION OF BUDDY L

On July 7, 1995, two subsidiaries of the Company acquired certain of the toy business assets and assumed certain liabilities of Buddy L. The purchased assets comprise the former toy manufacturing, design and marketing business of Buddy L. The consideration for the acquisition included the following: (i) 756,667 shares of the Company's common stock (and up to 454,000 shares of common stock as price protection in the event Buddy L sells the aforementioned received common stock under certain circumstances between July 7, 1996 and December 31, 1997

                   EMPIRE OF CAROLINA, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

4. ACQUISITION OF BUDDY L - CONTINUED

for less than $12.00 per share); (ii) approximately $15,600,000 in cash and $4,753,000 of one-year 10% notes issued to Buddy L for the purchase of domestic and Canadian inventory and receivables; and (iii) a five-year earnout, as defined. Buddy L also received certain demand and "piggyback" registration rights with respect to the Company's common stock.

In June 1997, the Company and Smedley Industries, Inc. Liquidating Trust, the successor to Buddy L, entered into an agreement where the Company was released of certain claims to earnout, price protection and registration rights in exchange for: (i) $100,000 in cash; (ii) 250,000 shares of Common stock of the Company; (iii) a $2.5 million 9% note from the Company's major subsidiary, and guaranteed by the Company, providing for $625,000 principal payments on the first four anniversaries of the June 18th closing date of the Initial Investment, (which note includes certain affirmative and negative covenants which could in certain circumstances permit the acceleration of payments with respect to such note); and (iv) certain other benefits, including registration rights. As a result of this settlement, common stock, additional paid-in capital, goodwill and accrued liabilities were increased by $25,000, $631,000, $1,240,000 and $584,000, respectively.


5. INVENTORIES

A summary of inventories, by major classification, at December 31, 1997 and 1996 is as follows (in thousands):


                                                                                               1997         1996
                                                                                               ----         ----
Finished goods...........................................................................     $7,336      $11,864
Raw materials and purchase parts.........................................................      1,990        8,658
Work-in-process..........................................................................        607        4,593
                                                                                            --------    ---------

                                                                                              $9,933      $25,115

Inventories are net of writedowns for estimated obsolescence and lower of cost or market reserves of $7,050,000 and $10,954,000 at December 31, 1997 and 1996, respectively.


6. PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment at December 31, 1997 and 1996 consists of the following (in thousands):


                                                                                              1997          1996
                                                                                              ----          ----
Land.....................................................................................    $   223      $   223
Buildings and improvements...............................................................     11,639       11,716
Machinery and equipment..................................................................     18,883       26,176
Molds....................................................................................      8,412       18,279
Furniture and fixtures...................................................................        190          747
                                                                                            --------     --------
Total....................................................................................     39,347       57,141
Less accumulated depreciation............................................................     25,212       32,296
                                                                                              ------       ------
Property, plant and equipment, net.......................................................    $14,135      $24,845
                                                                                             =======      =======

                   EMPIRE OF CAROLINA, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

7. NOTES PAYABLE AND LONG TERM DEBT

The following table summarizes notes payable and long-term debt as of December 31, 1997 and 1996 (in thousands):


                                                                                               1997        1996
Lines of credit..................................................................          (a) $13,540    $55,372
Bank term note...................................................................          (a)   7,370     10,690
Four- year note issued for Buddy L earnout.......................................          (b)   2,500         --
Hong Kong facilities.............................................................          (c)       3        520
9% convertible subordinated debentures...........................................          (d)      --     14,139
                                                                                               -------     ------

                                                                                                23,413     80,721
Less notes payable and current portion of long-term debt.........................               16,988     72,851
                                                                                                ------     ------

Total long-term debt.............................................................             $  6,425    $ 7,870
                                                                                              ========   ========


        (a) In May 1996, Empire Industries entered into a secured bank facility which provided up to $85,000,000 in financing. The facility is for a three-year term at an interest rate of prime plus 1% or LIBOR plus 275 basis points. Of the $85,000,000, $12,100,000 is in the form of a three-year term loan which requires monthly principal payments of $235,000. The balance of the availability of borrowings under the facility is based on, and secured by, the Company's domestic accounts receivable and inventory balances as defined, less outstanding commitments under letters of credit ($701,000 at December 31, 1997). The collateral under the loan agreement is substantially all of the domestic assets of Empire Industries, including all machinery, equipment, real property, accounts receivable, inventories and intangible assets; and 65% of the common stock of Marchon Toys.

        The facility was first amended in December 1996. The first amendment increased the interest rate to prime plus 1.75% (10.25% at December 31, 1997) and eliminated the LIBOR option. The amendment provided for changes in certain terms, including certain formulas used to calculate the eligible loan base, and required the Company to obtain an additional $6 million equity investment no later than April 30, 1997, which date was ultimately extended to June 30, 1997 by the third and fourth amendments. The first amendment enabled the Company to borrow up to $4,000,000 against its 1996 income tax refund.

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

        In August 1997, the Company entered into an amendment of the secured bank facility which eliminated certain covenants and waived others.

        On March 30, 1998, the secured bank facility was amended, creating greater availability to the Company. Maximum borrowings under the facility are capped at $60 million. Interest on the loan may increase in certain circumstances, by up to 1/4% from current levels. Monthly principal payments on the long-term portion of the bank facility have been reduced to $133,000 from $235,000.

                   EMPIRE OF CAROLINA, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

  7. NOTES PAYABLE AND LONG TERM DEBT - CONTINUED

        (b) In June 1997, Empire Industries issued a $2.5 million 9% note, guaranteed by the Company, to the successor to the seller under the Company's agreement to purchase the assets of Buddy L, in partial settlement of their claim to certain earnout, price protection and registration rights. The note provides for four $625,000 annual principal payments, plus quarterly interest payments, and includes certain affirmative and negative covenants which could in certain circumstances permit the acceleration of payments with respect to the note.

        (c) Marchon Toys meets its working capital needs through a bank credit facility which is due on demand. Under the loan agreement, Marchon Toys can borrow up to $2,597,000 at interest rates ranging from .5% to 1.50% over the bank's best lending rates (10% to 11% at December 31, 1997). The availability of borrowings under the loan agreement is based on Marchon Toys' eligible accounts receivable and inventory balances, as defined. All of Marchon Toys' assets are collateral under the loan agreement.

        (d) On December 22, 1994, the Company issued 9%, five-year subordinated debentures in the aggregate principal amount of $15,000,000, convertible into an aggregate of up to 2,000,000 shares of the Company's common stock at $7.50 per share. Concurrent with and dependent upon the closing of the debenture financing, the Company issued warrants to purchase an additional 1,000,000 shares of common stock at an exercise price of $7.50 per share, which expired in 1997. The proceeds from the debenture financing were allocated between the debentures and the warrants based on fair values. On December 31, 1996, the Company did not make the quarterly interest payments on the debentures and was not in compliance with certain financial covenants. As a result, the convertible subordinated debentures were classified as current on the consolidated balance sheet at December 31, 1996. In June 1997, the 9% subordinated debentures were exchanged by the holders thereof for 1,500 newly-issued shares of the Company's Series C preferred stock with an aggregate stated value of $15,000,000. The debenture holders also released, among other things, their claim to accrued and unpaid interest, fees and expenses. (See Note 9.)

Long-term debt is carried net of any related discount or premium.

Certain of the Company's debt arrangements contain requirements as to the maintenance of minimum levels of working capital, leverage ratios and tangible net worth, and prohibit the Company from paying dividends. Also, certain of the debt arrangements contain various security interests and restrictive covenants which limit the ability of the subsidiaries to loan, advance and dividend substantially all of their net assets. At December 31, 1997, the company was not in compliance with respect to the tangible net worth requirement, as defined, contained in its $75,000,000 secured bank facility. On March 30, 1998, the Company entered into an amended facility whereby maximum borrowings under the facility have been reduced to $60,000,000. The various loan covenants, including the tangible net worth requirement, have been amended based on the Company's current and projected operating results. Consequently, the instance of noncompliance has been cured as of March 30, 1998. All property, plant and equipment, with a net book value of approximately $14,135,000 at December 31, 1997, and inventories and accounts receivable (approximately $23,985,000 at December 31, 1997) have been pledged as collateral for the Company's indebtedness.

Principal maturities of notes payable and long-term debt are as follows (in thousands):



1998.................................................................................................    $16,988
1999.................................................................................................      5,175
2000.................................................................................................        625
2001.................................................................................................        625

                   EMPIRE OF CAROLINA, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

8. INCOME TAXES

The balances of deferred income tax assets and liabilities at December 31, 1997 and 1996 are as follows (in thousands):

                                                                                          1997           1996
                                                                                          ------       ------

Current deferred income tax assets relate to:
  Reserves for indemnification obligations of companies sold.............................   $   271        $    276
  Accruals to related parties............................................................       128             354
  Other accruals not currently deductible................................................     1,033           2,292
  Inventories............................................................................     3,047           4,465
  Allowance for accounts receivable......................................................       722           1,310
  Prepaid assets relating to common stock warrants.......................................        --              77
  Other..................................................................................       444             333
                                                                                             ------           -----

                                                                                              5,645           9,107
Less valuation allowance.................................................................     5,645           6,924
                                                                                            -------          ------
Net current deferred tax assets..........................................................   $    --         $ 2,183
                                                                                            =======         =======

Noncurrent deferred income taxes assets (liabilities) relate to:
  Basis in the stock of a majority-owned subsidiary......................................    $3,472         $ 3,472
  Net operating loss carryfowards........................................................    12,707           2,613
  Accruals and reserves not currently deductible.........................................       586             490
  Basis and depreciation differences.....................................................    (2,063)         (2,663)
  Other..................................................................................       (72)            (80)
                                                                                            ---------       --------

                                                                                             14,630           3,832
Less valuation allowance.................................................................    14,630           6,015
                                                                                            ---------       --------
Net noncurrent deferred tax liability....................................................   $    --        $ (2,183)
                                                                                            =========       ========

The components of income tax expense (benefit) for the years ended December 31, 1997, 1996 and 1995 are as follows (in thousands):

                                                                                        1997        1996           1995

Current income taxes (benefits):
  Federal.....................................................................     $      --      $(15,845)       $(1,792)
  State.......................................................................            --        (1,821)          (260)
                                                                                    ----------   ----------        --------
Total current income taxes (benefits).........................................            --       (17,666)        (2,052)
Deferred income taxes (benefits)..............................................            --         5,334           (823)
                                                                                    ----------   ----------        --------
Total.........................................................................     $      --      $(12,332)       $(2,875)
                                                                                    ==========    ========        =========


                   EMPIRE OF CAROLINA, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

8. INCOME TAXES  - CONTINUED

The following is a reconciliation of income tax expense (benefit) to that computed by applying the federal statutory rate of 34% to income (loss) before income taxes for the years ended December 31, 1997, 1996 and 1995 (in thousands):

                                                                                    1997        1996           1995

Federal tax (benefit) at the statutory rate.....................................  $ (7,180)   $(19,901)       $(2,508)
Equity earnings (loss) of foreign subsidiary....................................       110         (88)          (203)
Amortization of goodwill........................................................       209         576            187
Change in valuation allowance...................................................     7,336       9,272           (626)
State income taxes, net of federal tax benefit..................................        --      (1,821)          (369)
Other...........................................................................      (475)       (370)           644
                                                                                 ----------  ---------     ----------

Total........................................................................... $      --    $(12,332)       $(2,875)
                                                                                 ==========    =========      ========


The Company files a consolidated federal income tax return with its subsidiaries for any period that it possesses the required ownership. On December 30, 1993, the Company sold 25% of the common stock of CLR Corporation ("CLR"), previously a wholly-owned subsidiary of the Company. Effective on this date, CLR was no longer included in the Company's consolidated federal income tax return.

Management has determined, based on the Company's recent history of earnings and alternative tax strategies that the Company's future earnings may not be sufficient to recognize its net deferred tax assets. Accordingly, the Company increased its valuation allowance to approximately $20,275,000 and $12,939,000 at December 31, 1997 and 1996, respectively.

The Company's federal net operating loss carryfowards at December 31, 1997 of approximately $28 million expire in 2012. State economic loss carryfowards at December 31, 1997 expire at various years through 2012.

The Company is currently involved in a federal and various state income tax audits. The Company believes it has adequate reserves for the potential impact of such audits.

9. STOCKHOLDERS' EQUITY

CAPITAL STOCK -- The Company has 65,000,000 shares of capital stock authorized, comprised of (i) 60,000,000 shares of common stock, $.10 par value and (ii) 5,000,000 shares of preferred stock, $.01 par value. In 1995, the Board of Directors designated 442,264 shares of preferred stock as Series A cumulative convertible preferred stock (with a stated liquidation value of $7.25 per share) and, as of December 31, 1995, 442,264 shares of Series A cumulative convertible preferred stock were issued and outstanding. On September 11, 1996, upon the approval by the stockholders of the Company, the then outstanding shares of Series A preferred stock were converted into common stock on a share for share basis. The conversion resulted in the issuance of 442,264 shares of common stock to the holders of Series A preferred stock. The holders of Series A preferred were not entitled to receive any dividend during the period such shares were outstanding.

On June 25, 1996, the Company sold 1,400,000 shares of its common stock in a public offering (the "Offering") which resulted in net proceeds to the Company of approximately $17,396,000 (including proceeds to the Company upon the exercise by certain selling stockholders of stock options and warrants to acquire 356,100 shares of common stock).

                   EMPIRE OF CAROLINA, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

9. STOCKHOLDERS' EQUITY  - CONTINUED

On June 17, 1997, pursuant to the Securities Purchase Agreement, the Company issued to HPA Associates, LLC ("HPA") and EMP Associates LLC ("EMP), and other accredited investors, 1,100,000 shares of the Company's Series A preferred stock, $.01 par value per share, $10 face value per share (the "Series A preferred stock") and 5,000,000 warrants to purchase shares of the Company's common stock, $.10 par value per share. The Series A preferred stock bears no dividend, is convertible into common stock at an initial conversion price of $1.25 per share (subject to anti-dilution adjustment in certain circumstances), has the right to designate two members of the Board of Directors and is entitled to vote on all other matters presented to stockholders on an as if converted basis. Each warrant has a six-year term and entitles the holder thereof to purchase one share of common stock at an initial exercise price of $1.375 per share (subject to anti-dilution adjustment in certain circumstances) and is callable by the Company in certain circumstances. On June 18, 1997, the Company issued to HPA and other accredited investors an additional 500,000 shares of the Series A preferred stock and an additional 2,500,000 warrants. The gross proceeds from the June 17 and June 18, 1997 transactions was $16 million.

In June 1997, the Company issued 1,500 shares of Series C preferred stock with an aggregate Stated Value (as defined in the Series C preferred stock certificate of designation) of $15 million in exchange for the retirement of the Company's $15 million 9% convertible debentures. Each share of Series C preferred stock is convertible at any time, at the option of the holder thereof, into fully paid and nonassessable shares of common stock at a rate of one share of common stock for each $2.00 of Stated Value of Series C preferred stock (subject to adjustment in certain circumstances). Except as otherwise expressly provided in the Charter or the By-laws of the Company, the Certificate of Designation relating to the Series C preferred stock, or as may otherwise be required by law, the Series C Stockholders, by virtue of their ownership thereof, have no voting rights.

On October 10, 1997, following shareholders approval at the annual meeting, the Company completed the sale of an additional $5 million in securities, by issuing 500,000 shares of Series A preferred stock and warrants to purchase shares of the Company's common stock upon the same terms and conditions as the sale of the
1.6 million shares of Series A preferred stock and warrants completed in June. The Company received gross consideration of $5 million for the sale of these securities, bringing the total gross proceeds from the sale of Series A preferred stock and warrants to $21 million.

The staff of the Securities and Exchange commission ("SEC") has issued an announcement regarding accounting for the issuance of convertible preferred stock and debt securities. The announcement dealt with, among other things, the belief by the SEC staff that the issuance of convertible preferred stock that contains a beneficial conversion feature should be recognized and measured by allocating a portion of the proceeds equal to the intrinsic value of that feature to additional paid in capital, and that any discount resulting from such allocation is analogous to a dividend and should be recognized as a return to the preferred shareholders. The SEC position is discussed in Emerging Issues Task Force Topic D-60, "Accounting for the Issuance of Convertible Preferred Stock and Debt Securities with a Non-detachable Conversion Feature," issued in May 1997.

Under this accounting treatment, the intrinsic value of the beneficial conversion feature of the Series A preferred stock issued in the second and fourth quarters of 1997, as well as a discount resulting from the concurrent issuance of detachable warrants, totaling $24,645,000, has been reflected in the consolidated financial statements as preferred dividends. The dividends on the Series A preferred stock, representing the accretion of these issuance discounts, are considered in the calculation of net loss per share. These dividends have no effect on the net loss of the Company or on its cash flows.

To the knowledge of the Company, no purchaser of the Series A preferred stock and warrants beneficially owns securities representing 10% or more of the voting power on matters to be presented to the Company's stockholders.

If however, the individual Purchasers of the preferred stock and warrants were to vote together as a group, the transaction could be deemed to have resulted in a change in control of the Company.

DIVIDENDS - The Company has not paid any cash dividends in 1997, 1996 or 1995.

STOCK OPTIONS -- The Company currently has three stock option plans: the Amended and Restated 1994 Stock Option Plan (the "1994 Plan"); the 1996 Employee Stock Purchase Plan (the "1996 Plan") and the Non-Employee Stock Option Plan (the "Directors Plan"). Options to acquire shares of the Company's common stock under the 1994 Plan are granted to key employees or consultants at prices equal to the market price at the close of the market on the date of the grant. Vesting of options under the 1994 Plan is determined by the Compensation Committee at the time of the grant, and has generally been set at two to four years. The 1996 Plan, although authorized by the shareholders at the 1996 Annual Meeting, has not been implemented by the Company. The Directors Plan grants options to each outside director at the conclusion of every Annual Meeting of Stockholders. Eligible directors shall receive up to 5,000 options in the first year after their election, and 2,500 options each year thereafter. The Company is authorized to grant options to acquire up to 1,800,000 shares under the 1994 plan, up to 200,000 shares under the 1996 Plan, and up to 75,000 shares under the Directors Plan.

In May 1997, the Compensation Committee approved (i) the retirement of significantly all options outstanding at exercise prices ranging between $4.50 and $9.25 and (ii) their subsequent reissuance at $2.00, to better enhance incentives to management in light of reduced market prices of the Company's common stock.

A summary of the status of the plans as of December 31, 1997, 1996 and 1995 and changes during the years ending on those dates is as follows:

                                                                                                     Weighted
                                                                                                       Average
                                                                                                     Exercise
                                                                                          Shares        Price

Balance, January 1, 1995..............................................................    1,350,000      $6.37
Expired or canceled...................................................................      (10,000)      6.19
Granted or reissued...................................................................      497,500       7.07
Balance, December 31, 1995............................................................    1,837,500       6.55
Exercised.............................................................................       (9,940)      6.63
Expired...............................................................................     (707,060)      6.54
Granted...............................................................................     564,500        4.99
Balance, December 31, 1996............................................................   1,685,000        5.99
Expired or canceled...................................................................  (1,947,208)       5.41
Granted or reissued...................................................................   2,130,750        2.14
                                                                                         ---------
Balance, December 31, 1997............................................................   1,868,542        2.05
                                                                                         =========

                   EMPIRE OF CAROLINA, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

9. STOCKHOLDERS' EQUITY  - CONTINUED

The following table summarizes information about stock options outstanding at December 31, 1997:


                                                                                     Currently Exercisable
Range of          Number          Average Remaining            Weighted                        Weighted
Exercise         of Shares            Contractual               Average         Number           Average
Prices          Outstanding         Life (Years)            Exercise Price     of Shares    Exercise Price

$2.00-4.94      1,868,542                   5                    $2.05         332,601            $2.01

The Company applies APB No. 25 and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its plans. Had compensation cost for the plans been determined based on the fair value at the grant dates for awards under the plans consistent with the method of SFAS No. 123, the Company's net loss and loss per share for the years ended December 31, 1997,1996 and 1995 would have been increased to the pro forma amounts indicated below (in thousands, except per share amounts):


                                                                                     1997           1996          1995
Net loss:
  As reported  .........................................................          $ (21,130)     $(46,201)      $(4,501)
  Pro forma............................................................             (22,530)      (47,309)       (6,321)

Loss per share - basic and diluted:
  As reported..........................................................               (6.04)        (7.39)        (0.96)
  Pro forma............................................................               (6.22)        (7.57)        (1.35)

The fair value of options granted under the Company's plans during 1997, 1996 and 1995 was estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions used:



                                                                                       1997              1996               1995

Dividend yield.........................................................                 0.00%           0.00%               0.00%
Expected volatility....................................................               112.10%          56.33%              82.11%
Risk free interest rate................................................                 5.50%           6.10%               6.10%
Expected lives(years)..................................................                  3.0             2.5                 2.5


WARRANTS -- In connection with the Series A preferred stock transactions referred to above, warrants to purchase a total of 10,000,000 shares of common stock were issued. On August 21, 1997, the Company issued 200,000 warrants to Gerard Klauer Mattison & Co., Inc. ("GKM") in connection with the Company's settlement of fees owed to GKM for services rendered with respect to certain financings and sales transactions. The warrants are exercisable at $1.375 per share for a term of six years from date of issuance.

                   EMPIRE OF CAROLINA, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


9. STOCKHOLDERS' EQUITY  - CONTINUED

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

During 1995 and 1994, the Company issued warrants to certain investment bankers and consultants to purchase 321,000 shares of common stock at $7.50 per share in exchange for future services. During 1996, 116,100 warrants were exercised; during 1997, 125,900 warrants expired; and in January 1998, the remaining 79,000 warrants expired.


10. EMPLOYEE BENEFIT PLANS

During the fourth quarter of 1995, Empire Industries converted a contributory profit sharing plan into a 401(k) plan. All employees with greater than one year of service may participate in the 401(k) Plan. This plan allows for voluntary contributions by employees as well as an employer matching contribution. The employer's contribution is determined each year by the Board of Directors. Participants are 100% vested in their tax-deferred, rollover, and after-tax accounts. Employer contributions are subject to a vesting schedule by which employees are 100% vested after five years of employment. Company contributions to the 401(k) plan were $3,000 and $41,000 in 1997 and 1996, respectively, and Company contributions to the predecessor profit sharing plan were $0 during 1995.

Marchon Toys has an employee benefit plan under which the subsidiary is required to make annual contributions equal to 5% or 7.5% of each employee's individual annual contributions based on employee compensation.

The Company assumed the liability of a defined benefit plan of a former CLR subsidiary. The plan benefits were frozen at such time. During 1995, the plan was terminated and the plan obligations were settled through the purchase of a nonparticipating annuity contract to cover vested benefits. In accordance with the provisions of SFAS No. 88, "Employers' Accounting For Settlements and Curtailments of Defined Benefit Pension Plans and For Termination Benefits," the unrecognized net gain at December 31, 1994 of approximately $605,000 is eliminated against the excess of the cost of the annuity contract over the previously recorded projected benefit obligation. The cost of the annuity contract was approximately $3,114,000, which also approximated the plan's net assets. Accordingly, no gain or loss was recognized upon termination of the plan. There was no pension cost associated with this plan for each of the three years in the period ended December 31, 1997.

With respect to former businesses, the Company retained sponsorship of the Popsicle Industries Ltd. pension plan, which was effectively terminated at the closing of the sale of Popsicle Industries Ltd. The Company is responsible for winding up this plan. The Company is in the process of distributing to the participants the assets of the plan.

The Company has assumed the liability for postretirement health care and life insurance benefits to former employees of a CLR subsidiary. The benefits will be funded as they are paid. The present value of the projected

                   EMPIRE OF CAROLINA, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


10. EMPLOYEE BENEFIT PLANS - CONTINUED

benefits due these former employees has been accrued, using a discount rate of 8.5% for 1997 and 1996, in the consolidated financial statements in accordance with SFAS No. 106, "Employers' Accounting For Postretirement Benefits Other Than Pensions." The Company has accrued $755,000 and $822,000 as of December 31, 1997 and 1996, respectively, for these benefits. The net postretirement benefit cost for each of the three years ended December 31, 1997 is not material to the consolidated financial statements.


11. COMMITMENTS AND CONTINGENCIES

LETTERS OF CREDIT -- At December 31, 1997, the Company had outstanding commitments under letters of credit totaling $701,000.

LEASES -- The Company is committed under various noncancelable operating leases. Future minimum lease obligations under these operating leases by year are as follows: 1998 -- $1,784,000; 1999 -- $1,544,000; 2000 -- $1,247,000; 2001 --
$989,000; 2002 -- $610,000; thereafter -- $1,189,000.

The net rental expense for operating leases was approximately $1,586,000 in 1997, $1,641,000 in 1996, and $1,196,000 in 1995.


INDEMNIFICATIONS -- From 1989 through early 1993, the Company was engaged in additional businesses through other subsidiaries. Control of these businesses was acquired through stock acquisitions during 1989 and through the December 29, 1989 merger of AmBrit, Inc. into the Company and the December 29, 1989 merger of Clabir Corporation into the Company's newly formed subsidiary, CLR. Isaly Klondike Company and Popsicle Industries Ltd. were sold to Lipton on February 1, 1993, and Wilbur Chocolate Co., Inc. was sold on October 6, 1992. The Company provided certain indemnifications to the purchasers. The Company has established reserves for all claims known to it and for other contingencies in connection with the sales. Although there can be no assurance that claims and other contingencies related to the sale will not exceed established reserves, the Company believes that additional exposure related to the indemnification obligations will not be material to the consolidated financial statements.

During 1995, the Company and its majority-owned subsidiary, CLR, were released from substantially all indemnification obligations including certain tax matters arising from the December 23, 1988 sale of General Defense Corporation ("GDC") to Olin Corporation by CLR's predecessor, Clabir Corporation. In exchange for the release, the Company paid $475,000 and extended the expiration date of the options granted to Olin Corporation from September 30, 1996 to September 30, 1997. Such options expired on September 30, 1997. The Company believes future obligations, if any, related to the indemnification will not have a material adverse effect on its consolidated financial statements.

LITIGATION -- During December 1990, George Delaney and Rehkemper I.D., Inc. v. Marchon, Inc. commenced a suit against Marchon claiming infringement of various intellectual property rights. The plaintiffs have filed an amended complaint against the Company and the case is set for trial in 1998. Although the company is vigorously contesting the matters set forth in the amended complaint, it is unable to determine at this time the extent of its financial exposure.

The Company's operating subsidiaries and its former operating subsidiaries are subject to various types of consumer claims for personal injury from their products. The Company's subsidiaries maintain product liability insurance. Various product liability claims, each of which management believes is adequately covered by insurance and/or reserves, are currently pending.

                   EMPIRE OF CAROLINA, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

11. COMMITMENTS AND CONTINGENCIES -  CONTINUED

The Company does not believe the outcome of any of this litigation either individually or in the aggregate would have a material adverse effect on the Company's consolidated financial statements.

In January 1997, the Company filed suit against Marvin Smollar, a former director and the former Chief Operating Officer of the Company, in which the Company sought to enforce a certain guarantee by Mr. Smollar of debt owed to the Company by 555 Corporate Woods Parkway, Inc. During February 1997, Mr. Smollar commenced an action against the Company claiming breaches by the Company of certain agreements between the Company and Smollar. During January 1998, the Company and Mr. Smollar entered into a settlement agreement resolving each of these claims in addition to a claim that had been brought by 1431 Kingsland Avenue, L.P. alleging that the Company had breached a lease at 1431 Kingsland Avenue in Pagedale, Missouri. The settlement is included in other liabilities in the Company's consolidated balance sheet.

CONTINGENCIES -- The Company has been identified as a potentially responsible party, along with numerous other parties, at various U.S. Environmental Protection Agency ("EPA") designated superfund sites. The Company is vigorously contesting these matters. It is the Company's policy to accrue remediation costs when it is probable that such costs will be incurred and when they can be reasonably estimated. As of December 31, 1997 and 1996, the Company had reserves for environmental liabilities of $125,000 and $500,000, respectively. During 1997, the Company entered into consent decrees in regard to various of these matters and made payments totaling $335,000. The amount accrued for environmental liabilities was determined without consideration of possible recoveries from third parties. Estimates of costs for future remediation are necessarily imprecise due to, among other things, the allocation of costs among potentially responsible parties. Although it is possible that additional environmental liability related to these matters could result in amounts that could be material to the Company's consolidated financial statements, a reasonably possible range of such amounts cannot presently be estimated. Based upon the facts presently known, the large number of other potentially responsible parties and potential defenses that exist, the Company believes that its share of the costs of cleanup for its current remediation sites will not, in the aggregate, have a material adverse impact on its consolidated financial statements.

12. SEGMENT INFORMATION

As permitted, the Company early adopted SFAS No. 131, "Disclosure About Segments Of An Enterprise and Related Information." SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements. It also establishes standards for related disclosures about products and services, geographic areas and major customers. This statement supersedes SFAS No. 14, "Financial Reporting For Segments Of A Business Enterprise," but retains the requirement to report information about major customers.

Pursuant to the provisions of SFAS No. 14, the Company historically reported two operating segments - toys and holiday products. However, both products are generally manufactured from plastic resins using equivalent manufacturing processes. Additionally, these products share similar distribution channels and are marketed and sold to similar customers. The Company does not review operating results separately to make decisions about resources to be allocated among these products.

                   EMPIRE OF CAROLINA, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


12. SEGMENT INFORMATION  - CONTINUED

Consequently, the Company has aggregated these former operating segments. Accordingly, segment information for each prior period is not presented. Geographic information is as follows (in thousands):

                                                                                  As of and for the year ended December 31,

                                                                                     1997            1996            1995
Net sales to foreign customers.........................................           $  6,836          $14,942        $21,912
Long-lived assets located in the Far East......................................    $16,572          $18,242        $17,793

The Company has a Hong Kong based subsidiary which oversees the sourcing of products from manufacturers in the Far East. Sales of products sourced through the Company's Hong Kong based subsidiary in each of the last three years ended December 31 were: 1997 -- $36,075,000; 1996 -- $42,891,000 and 1995--
$41,845,000, respectively.

Intercompany sales between the Company's foreign and domestic operations for the years ended December 31, 1997, 1996, and 1995 were $6,654,000, $12,700,000, and
$11,557,000, respectively.

Sales to significant customers, individually, were 26%, 21%, and 13% of sales, respectively, in 1997; 25%, 19%, and 9% of sales, respectively, in 1996; and 19%, 15%, and 10% of sales, respectively, in 1995. No other customer accounted for more than 10% of the Company's sales in those years.

13.  RELATED PARTIES

In connection with the Series A preferred stock transactions described in Note 10, the following members of the Company's Board of Directors had investments in the Company at December 31, 1997:

                                                    SHARES OF               WARRANTS TO
                                                     SERIES A                 ACQUIRE
                                                 PREFERRED STOCK           COMMON STOCK
                                                 -----------------        ----------------
          Charles S. Holmes                               125,000               2,753,752
          James  J. Pinto                                 100,000               2,678,752
          Lenore H. Schupak                                22,500                  22,500
          John Doran                                       10,000                  10,000


In connection with the proposed acquisition of the Apple Companies (Note 14), Timothy Moran, the Company's President and Chief Operating Officer, who is also the president and a significant shareholder of the Apple Companies, and Mark Rose, the majority shareholder of the Apple Companies, participated in the Series A preferred stock transactions, acquiring 50,000 shares of Series A preferred stock and warrants to acquire 50,000 shares of common stock, each.

During 1995, in connection with the Company's acquisition of Buddy L, affiliates of Weiss, Peck & Greer, L.L.C. (collectively referred to as "WPG"), an investment firm, purchased 247,392 shares of common stock at $7.25 per share and 442,264 of Series A cumulative convertible preferred stock at $7.25 per share for an aggregate purchase price of $5,000,006. See Note 4. On September 11, 1996, upon the approval by the stockholders of the Company, the outstanding shares of Series A cumulative convertible preferred stock were converted into common

                   EMPIRE OF CAROLINA, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

13.  RELATED PARTIES - CONTINUED

stock on a share for share basis. The conversion resulted in the issuance of 442,264 shares of common stock to WPG. At December 31, 1997 and 1996, WPG was the holder of 721,595 shares of common stock. Two principals of WPG were members of the Company's Board of Directors from 1994 through November 1997.

WPG, on behalf of investment funds for which they are managers, was the holder of approximately $14,900,000 of the Company's 9%, five-year, subordinated convertible debentures. Concurrent with the closing of this debenture financing in December 1994, WPG was issued warrants to purchase 100,000 shares of common stock at the exercise price of $7.50 per share. In June 1997, these debentures were exchanged for 1,490 newly-issued Series C preferred stock of the Company. WPG released, amount other things, their claims to accrued and unpaid interest, fees and expenses. Each share of Series C preferred stock is convertible at any time, at the option of the holder thereof, into fully paid and nonassessable shares of common stock at a rate of one share of common stock for each $2.00 of stated value of Series C preferred stock.

Steven Geller, Chief Executive Officer of the Company, has the right to vote 734,039 shares of common stock of the Company owned by a former control group of the Company. Geller's right to vote such shares terminates upon the former control group's disposal thereof. Geller has certain rights of first refusal relative to the former control group's disposal of their remaining shares. Geller has a rolling three year employment agreement with the Company.

At December 31, 1996, the Company had an unsecured receivable from the owner of its facility in Vernon Hills, Illinois of $538,000, respectively, related to costs incurred during its construction which receivable was guaranteed by Marvin Smollar, a former Company director and former President and Chief Operating Officer. See Note 11. This receivable bore interest at an annual rate of 7.5% and was due on December 31, 1998. Subsequent to December 31, 1994, the operations of Marchon were moved to the Company's facilities in Tarboro, North Carolina. Marchon terminated the lease on the Illinois facility effective June 1995. In connection with the Marchon acquisition, the Company assumed a lease related to Marchon's Pagedale, Missouri facility from an entity of which Mr. Smollar is a principal. The lease provided for a monthly rental of $15,000 through December 15, 1995 and $20,000 thereafter. The lease per its terms, expired during 2013. This facility had not been occupied by the Company since Marchon moved operations to the main Tarboro plant in the first quarter of 1995. The settlement agreement between the Company and Mr. Smollar during January 1998, inter alia, released Mr. Smollar from his guarantee of the receivable due from the owner of the facility in Vernon Hills, Illinois and terminated the Company's lease at the facility in Pagedale, Missouri. See Note 11.


14.  SUBSEQUENT EVENT

On February 11, 1998, the Company signed a letter of intent to acquire all of the stock of Apple Sports, Inc. and Apple Golf Shoes, Inc. ("the Apple Companies"), manufacturers and distributors of golf equipment sold under license from Wilson Sporting Goods Co. for 5 million shares of the Company's common stock. The Apple Companies are located in Ronkonkoma, New York and they have manufactured and distributed Wilson(R) and Staff(R) golf shoes and other Wilson(R) accessories since 1986. In 1997, the Apple Companies had revenues in excess of $24 million.

                   EMPIRE OF CAROLINA, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


14.  SUBSEQUENT EVENT - CONTINUED


The proposed transaction is subject to a number of conditions, including satisfactory completion of due diligence, the negotiation and execution of a definitive agreement, and the approval by the Company's shareholders. The Company can give no assurance that the proposed transaction will be consummated, or, if consummated, that it will be on the terms and conditions described above.

On February 19, 1998, Timothy Moran, president of the Apple Companies, became president and chief operating officer of the Company (Note 13).

                    EMPIRE OF CAROLINA, INC. AND SUBSIDIARIES
                          SUPPLEMENTARY FINANCIAL DATA
                             SELECTED QUARTERLY DATA
                                    UNAUDITED
                      (in thousands, except per share data)

                                                                                                 1997


                                                                                      First    Second     Third     Fourth
Net sales .......................................................................   $25,686    $27.616  $29,390    $16,824
Gross profit (loss)..............................................................     3,808      7,743    5,648     (2,807)
Restructuring and other charges..................................................        --        --        --      3,739
Net income (loss)................................................................    (3,251)      (761)  (3,403)   (13,715)
Net Income (loss) per common share:
Basic and diluted earnings per share ............................................       (.44)    (2.69)   ( .44)     (2.44)


                                                                                                 1996

Net sales........................................................................   $22,186    $33,422   $50,453    $42,847
Nonrecurring inventory charges...................................................        --         --    10,325      1,860
Gross profit (loss)..............................................................     5,969      7,515      (890)    (9,335)
Restructuring and other charges..................................................        --         --     7,497      1,303
Net income (loss)................................................................    (2,156)    (1,700)  (12,884)    29,461)
Net Income (loss) per common share:
Basic and diluted earnings per share.............................................      (.41)      (.32)    (1.82)     (3.98)


 .
                                      F-16

INDEPENDENT AUDITORS' REPORT

TO THE BOARD OF DIRECTORS OF
EMPIRE OF CAROLINA, INC.

We have audited the consolidated financial statements of Empire of Carolina, Inc. and its subsidiaries as of December 31, 1997 and 1996, and for each of the three years in the period ended December 31, 1997, and have issued our report thereon dated March 30, 1998, which report includes an explanatory paragraph as to an uncertainty regarding the Company's ability to continue as a going concern; such report is included elsewhere in this Form 10-K. Our audits also included the consolidated financial statement schedule of Empire of Carolina, Inc. and its subsidiaries, listed in Item 14. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP
Raleigh, North Carolina
March 30, 1998

           SCHEDULE 1 - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                       EMPIRE OF CAROLINA, INC., (PARENT)
                            STATEMENTS OF OPERATIONS
                  Years Ended December 31, 1997, 1996 and 1995



                                                                              1997             1996            1995
                                                                              ----             ----            ----
                                                                                    (In thousands)

Administrative Income(Expenses)                                              $ 129            $ 401          $ (710)

Other Income(Expense):
  Interest income, dividends and net realized gains(losses)                      6              (82)          1,241
  Interest expense                                                            (930)          (2,816)         (1,912)
  Equity in earnings of subsidiaries                                       (20,395)         (44,232)         (5,621)
  Management fee income                                                         60               60           3,060
  Other                                                                                        (197)
                                                                                               -----
     Total other income(expense)                                           (21,259)         (47,267)         (3,232)
                                                                           ---------        ---------        -------

Loss Before Income Taxes                                                   (21,130)         (46,866)         (3,942)
Income Tax Expense(Benefit)                                                                    (665)            559
                                                                                               ------           ---

Net Loss                                                                 $ (21,130)       $ (46,201)       $ (4,501)

                                                                         ===========      ===========      =========

           SCHEDULE 1 - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                       EMPIRE OF CAROLINA, INC., (PARENT)
                                 BALANCE SHEETS
                           December 31, 1997 and 1996
                                 (In thousands)

                                                                                          1997            1996
ASSETS
Current Assets:
  Cash and cash equivalents                                                         $           31    $       90
  Receivables from subsidiaries                                                                  -             -
  Prepaid expenses and other current assets                                                      1            29
                                                                                      ------------  ------------
          Total current assets                                                                  32           119

Investment in and note receivable from subsidiaries                                         17,727        18,513
Other noncurrent assets                                                                          -           416
                                                                                     -------------  ------------
                                                                                    $       17,759   $    19,048
                                                                                     =============  ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable and accrued expenses                                                    $ 1,325       $ 1,529
  Indemification obligations related to sales of subsidiaries                                  380           393
                                                                                              ----           ---
          Total current liabilities                                                          1,705         1,922
                                                                                            ------         -----

Convertible subordinated debentures                                                              -        14,139
Other noncurrent liabilities                                                                   601           669
                                                                                              ----           ---
          Total liabilities                                                                  2,306        16,730
                                                                                            ------        ------

Stockholders' Equity:
  Common stock, $.10 par value, 60,000,000 shares authorized, shares
    issued and outstanding: 1997 - 7,849,000 and 1996 - 7,404,000                              785           740
  Preferred stock, $.01 par value, 5,000,000 shares authorized.
    Issued and outstanding:  1997 - 2,100,000 shares of Series A convertible preferred stock and 1,461 shares of Series C
    convertible preferred stock; 1996 - 0                                                       21
  Additional paid-in capital                                                               109,282        50,438
  Deficit                                                                                  (94,635)      (48,860)
                                                                                         ---------      --------
          Total stockholders' equity                                                        15,453         2,318
                                                                                           -------         -----

                                                                                          $ 17,759      $ 19,048
                                                                                         =========      ========

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

           SCHEDULE 1 - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                       EMPIRE OF CAROLINA, INC., (PARENT)
                            STATEMENTS OF CASH FLOWS
                  Years Ended December 31, 1997, 1996 and 1995

                                                                                     1997            1996             1995

Cash Flows From Operating Activities:
Net loss                                                                         $ (21,130)      $ (46,201)        $ (4,501)
Adjustments to reconcile net loss to net cash provided by(used in)
operating activities:
  Non-cash adjustments                                                              21,226          43,403            6,305
  Changes in assets and liabilities                                                    738            (471)              87
                                                                                       ----           ------             --
         Net cash provided by(used in) operating activities                            834          (3,269)           1,891
                                                                                       ----         --------          -----

Cash Flows From Investing Activities:
  Proceeds from sale of marketable securities                                            -              85            1,655
  Note receivable from subsidiary                                                  (19,609)         (8,933)          (9,580)
  Net advances to subsidiaries                                                           -           1,607           (5,220)
  Management fees received from subsidiaries                                            60              60            3,060
  Collections from stockholder                                                                                           35
                                                                                                                         --
          Net cash provided by(used in) investing activities                       (19,549)         (7,181)         (10,050)
                                                                                   ---------        --------        --------

Cash Flows From Financing Activities:
  Repayments of notes payable                                                            -               -         (3,250)
  Repayment of senior subordinated notes                                                 -          (8,338)                -
  Proceeds from issuance of common stock                                                 -          14,485            1,794
  Net proceeds from issuance of preferred stock                                     18,656               -          3,206
  Proceeds from issuance of senior subordinated notes                                    -               -          7,580
  Proceeds from stock options and warrants exercised                                     -           2,977                 -
Other                                                                                                                   245
                                                                                                                        ---
          Net cash provided by financing activities                                 18,656           9,124            9,575
                                                                                    -------          ------           -----

Net Increase (Decrease) in Cash and Cash Equivalents                                   (59)         (1,326)           1,416

Cash and Cash Equivalents, Beginning of Year                                            90           1,416
                                                                                        ---          -----
Cash and Cash Equivalents, End of Year                                                $ 31            $ 90          $ 1,416

                                                                                      =====           =====         ========



           SCHEDULE 1 - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                       EMPIRE OF CAROLINA, INC., (PARENT)
                      STATEMENTS OF CASH FLOWS - Continued
                  Years Ended December 31, 1997, 1996 and 1995

Supplemental Disclosures of Cash Flow Information:
   Cash paid during the period for:
      Interest                                                                           $         $ 3,301          $ 1,046
      Income taxes, (net of refunds)                                                    (94)        (1,834)              97


Noncash Investing and Financing Activities

   During June 1997, the Company settled its earnout liability with the successor to Buddy L, resulting in an increase in common stock of $25,000, additional paid-in capital of $631,000, goodwill of $1,240,000, and earnout liability of $993,000 and a decrease in other liabilities of $409,000.

   Also during June 1997, the convertible subordinated debentures and related discount, accrued interest and expenses were converted into 1,500 shares of Series C preferred stock, thus increasing preferred stock by $15 and additional paid-in capital by $14,897,000.

   Pursuant to Emerging Issues Task Force Topic No.D-60, the Company during 1997 recorded a dividend on its newly-issued Series A preferred stock to reflect the effect of a beneficial conversion feature of such stock and the concurrent issuance of 10 million warrants. The recording of this dividend resulted in a transfer from deficit to additional paid-in capital of $24,645,000.

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