Form 10-Q
period 1998-03-31
EMPIRE OF CAROLINA INC
filed 1998-05-05
CIK 312840

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended MARCH 31, 1998

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from _____________ to _____________

                           Commission File No. 1-7909

                            EMPIRE OF CAROLINA, INC.
                            ------------------------
             (Exact name of Registrant as specified in its charter)

                    DELAWARE                                    13-2999480
                    --------                                    ----------
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

The number of shares outstanding of the issuer's Common Stock, $.10 par value, as of April 15, 1998 was 7,848,761.

                         PART I - FINANCIAL INFORMATION


This Form 10-Q contains various forward-looking statements and information that are based on management's beliefs as well as assumptions made by and information currently available to management, including statements regarding future economic performance and financial condition, liquidity and capital resources and management's plans and objectives. When used in this document, the words "expect," "anticipate," estimate," "believe," and similar expressions are intended to identify forward-looking statements. Such statements are subject to various risks and uncertainties which could cause actual results to vary materially from those stated. Should one or more of these risks or uncertainties materialize or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, expected or projected. Such risks and uncertainties include the Company's ability to close the proposed transaction, the ability to manage inventory production and costs, meeting potential increases or decreases in demand, potential adverse customer impact due to delivery delays including effects on existing and future orders, competitive practices in the toy and decorative holiday products industries, changing consumer preferences and risk associated with consumer acceptance of new product introductions, potential increases in raw material prices, potential delays or production problems associated with foreign sourcing of production and the impact of pricing policies including providing discounts and allowances, reliance on key customers, the seasonality of the Company's business, the ability of the Company to meet existing financial obligations in the event of adverse industry or other developments, and the Company's ability to obtain additional capital to fund future commitments and operations. Certain of these as well as other risks and uncertainties are described in more detail in the Company's Registration Statement on Form S-1 filed under the Securities Act of 1933, Registration No. 333-4440 and the Company's Annual Report on Form 10-K for the year ended December 31, 1997. The Company undertakes no obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

ITEM 1.     FINANCIAL STATEMENTS

                   EMPIRE OF CAROLINA, INC., AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                       (IN THOUSANDS EXCEPT SHARE AMOUNTS)

                                                                               MARCH 31,              DECEMBER 31,
                                                                                 1998                     1997
                                                                          --------------------   -----------------------
                                                                               (UNAUDITED)
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                                $     3,487           $       3,483

  Accounts receivable, less allowances and other
    deductions (1998-$4,659; 1997-$5,487)                                        9,647                  14,052

  Inventories, net                                                              12,522                   9,933

  Prepaid expenses and other current assets                                        891                   1,980
                                                                           -----------           -------------

          Total current assets                                                  26,547                 29,448


PROPERTY, PLANT AND EQUIPMENT, NET                                              13,288                 14,135

EXCESS COST OVER FAIR VALUE OF NET ASSETS ACQUIRED, NET                         13,281                 13,491

TRADEMARKS, PATENTS, TRADENAMES AND LICENSES, NET                                5,941                  6,066

OTHER NONCURRENT ASSETS                                                            477                    436
                                                                           -----------           ------------
                                                                           $    59,534           $     63,576
                                                                           ===========           ============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Notes payable and current portion of long-term debt                      $    16,418           $     16,988

  Accounts payable - trade                                                      10,162                 12,317

  Other accrued liabilities                                                     10,525                 10,751
                                                                           -----------           ------------
          Total current liabilities                                             37,105                 40,056
                                                                           -----------           ------------

LONG-TERM LIABILITIES:
  Long-term debt                                                                 8,275                  6,425
  Other noncurrent liabilities                                                   1,676                  1,642
                                                                           -----------           ------------
          Total long-term liabilities                                            9,951                  8,067
                                                                           -----------           ------------
          Total liabilities                                                     47,056                 48,123
                                                                           -----------           ------------

COMMITMENTS AND CONTINGENCIES (NOTE 3)
STOCKHOLDERS' EQUITY:
  Common stock, $.10 par value, 60,000,000 shares authorized, shares
    issued and outstanding: 1998 and 1997 - 7,849,000                              785                    785
  Preferred stock, $.01 par value, 5,000,000 shares authorized. Issued and outstanding: 1998 and 1997 - 2,100,000 shares of Series A convertible preferred stock and 1,461 shares of Series C convertible preferred stock.
                                                                                    21                     21
  Additional paid-in capital                                                   109,282                109,282
  Deficit                                                                      (97,610)               (94,635)
                                                                           -----------           ------------
          Total stockholders' equity                                            12,478                 15,453
                                                                           -----------           ------------
                                                                           $    59,534           $     63,576
                                                                           ===========           ============

            See notes to consolidated condensed financial statements.

                   EMPIRE OF CAROLINA, INC., AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                               THREE MONTHS ENDED MARCH 31,
                                                                        -------------------------------------------
                                                                               1998                   1997
                                                                        --------------------   --------------------
                                                                           (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
NET SALES                                                               $      11,896          $     25,686

COST OF SALES                                                                   9,391                 21,878
                                                                        -------------          -------------
GROSS PROFIT                                                                    2,505                  3,808

SELLING AND ADMINISTRATIVE EXPENSE                                              4,493                  6,493
                                                                        -------------          -------------

OPERATING LOSS                                                                 (1,988)                (2,685)

INTEREST EXPENSE                                                                 (987)                (2,006)
                                                                        -------------          -------------

LOSS BEFORE INCOME TAXES                                                       (2,975)                (4,691)

INCOME TAX BENEFIT                                                                  -                  1,440
                                                                        -------------          -------------

NET LOSS                                                                $      (2,975)         $      (3,251)
                                                                        =============          =============

LOSS PER COMMON SHARE -
   Basic and diluted                                                    $       (0.38)         $       (0.44)
                                                                        =============          =============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
   OUTSTANDING -
   Basic and diluted                                                            7,849                  7,404
                                                                        =============          =============

            See notes to consolidated condensed financial statements.

                   EMPIRE OF CAROLINA, INC., AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                           THREE MONTHS ENDED MARCH 31,
                                                                   -------------------------------------------
                                                                           1998                   1997
                                                                   --------------------   --------------------
                                                                                 (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                 $ (2,975)              $ (3,251)
Adjustments to reconcile net loss to net cash provided by
operating activities:
  Depreciation and amortization                                             1,242                  2,356
  Other                                                                       559                    639
  Changes in assets and liabilities                                           (42)                25,615
                                                                   --------------------   --------------------
         Net cash provided by(used in) operating activities                (1,216)                25,359
                                                                   --------------------   --------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                        (60)                  (255)
  Other                                                                                              (11)
                                                                   --------------------   --------------------
          Net cash used in investing activities                               (60)                  (266)
                                                                   --------------------   --------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings(repayments) under lines of credit                              1,985                (23,803)
  Repayments of notes payable                                                (705)                  (940)
                                                                   --------------------   --------------------
          Net cash provided by(used in) financing activities                1,280                (24,743)
                                                                   --------------------   --------------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                       4                    350

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                              3,483                    478
                                                                   --------------------   --------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                  $ 3,487                  $ 828
                                                                   ====================   ====================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the period for:
      Interest                                                              $ 607                $ 1,365
      Income taxes, (net of refunds)                                           (3)               (15,786)

           See notes to consolidated condensed financial statements.

                    EMPIRE OF CAROLINA, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                   THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                   (UNAUDITED)

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

      The consolidated condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Recurring losses from operations and operating cash constraints are potential factors which, among others, may indicate that the Company will be unable to continue as a going concern for a reasonable period of time. The independent auditors' report on the December 31, 1997 financial statements stated that "... the Company's recurring losses from operations and current cash constraints raise substantial doubt about the Company's ability to continue as a going concern . . . . The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty."

      The consolidated financial statements do not include adjustments relating to the recoverability and classification of recorded asset amounts, or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's ability to continue as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis and ultimately to attain profitable operations.

      Effective March 30, 1998, the bank lenders under the Company's secured credit facility agreed to certain amendments to the facility which provide additional availability during the Company's peak production periods, but which require that such additional funds be repaid by year end. In addition, this sixth amendment with respect to the Company's secured bank facility reduced the maximum borrowings under the agreement to $57,000,000 and extended the loan to April 1, 2001. Certain financial covenants, including tangible net worth and interest coverage, as defined, were amended.

      In December 1997, the Company filed a registration statement on Form S-3 under the Securities Act of 1933 (the "Registration") on behalf of the purchasers of the Series A convertible preferred stock and warrants. In connection with this registration, the Company filed listing applications with the American Stock Exchange ("AMEX") for the Series A convertible preferred stock, the warrants, and the common stock underlying these securities. The Registration was declared effective on April 7, 1998 and the securities were approved for listing on the AMEX.

      EARNINGS PER SHARE - For the calculation of earnings per share for the first quarter of 1998 and 1997, all of the Company's options, warrants, convertible securities and contingently issuable shares are excluded from basic and diluted earnings per share because they are anti-dilutive.

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

2. INVENTORIES

      A summary of inventories, by major classification, at March 31, 1998 and December 31, 1997 is as follows (in thousands):


                                      1998      1997
                                      ----      ----
Finished goods                      $10,506    $7,336
Raw materials and purchased parts     1,696     1,990
Work-in-process                         320       607
                                    -------    ------
                                    $12,522    $9,933
                                    =======    ======


      Inventories are net of writedowns for lower of cost or market reserves of $7,010,000 and $7,050,000 at March 31, 1998 and December 31, 1997, respectively.

3. COMMITMENTS AND CONTINGENCIES

      LETTERS OF CREDIT - The Company had outstanding commitments under letters of credit totaling approximately $765,000 at March 31, 1998 compared to $701,000 at December 31, 1997.

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

      LITIGATION - George Delaney and Rehkemper I.D., Inc. v. Marchon, Inc., is an action pending in the Circuit Court of Cook County, Illinois, which was commenced on December 3, 1990, arising from a business arrangement between the plaintiffs and Marchon, alleging an interest in one of Marchon's product lines. On November 22, 1991, the trial court judge issued an opinion and dismissed plaintiff's complaint with prejudice. Plaintiffs appealed and, on September 23, 1993, the Appellate Court reversed the dismissal and remanded the case for further proceedings. The plaintiffs have filed an amended complaint against the Company and the case is set for trial in 1998. The Company is vigorously contesting the matters set forth in the complaint and believes that it has meritorious defenses to the plaintiffs' claims.

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

      CONTINGENCIES - The Company has been identified as a potentially responsible party, along with numerous other parties, at various U. S. Environmental Protection Agency ("EPA") designated superfund sites. The Company is vigorously contesting these matters. It is the Company's policy to accrue remediation costs when it is possible that such costs will be incurred and when they can be reasonably estimated. As of March 31, 1998 and December 31, 1997, the Company had reserves for environmental liabilities of $125,000. The amount accrued for environmental liabilities was determined without consideration of possible recoveries from third parties. Estimates of costs for future remediation are necessarily imprecise due to, among other things, the allocation of costs among potentially responsible parties. Although it is possible that additional environmental liability related to these matters could result in amounts that could be material to the Company's consolidated financial statements, a reasonably possible range of such amounts cannot presently be estimated. Based upon the facts presently known, the large number of other potentially responsible parties and potential defenses that exist, the Company believes that its share of the costs of cleanup for its current remediation sites will not, in the aggregate, have a material adverse impact on its consolidated financial statements.

4. PROPOSED ACQUISITION

      On April 10, 1998, the Company executed a definitive Share Purchase Agreement (the "Share Purchase Agreement") with the shareholders of Apple Sports, Inc. and the shareholders of Apple Golf Shoes, Inc. (collectively, the "Apple Company Shareholders" and with respect to the companies, the "Apple Companies") whereby the Company agreed to purchase from the Apple Company Shareholders all of their capital stock representing all of the outstanding capital stock of the Apple Companies (the "Acquisition").

      Under the terms of the Share Purchase Agreement, Empire will acquire all of the issued and outstanding shares of capital stock of each of the Apple Companies, for consideration equal to an aggregate of 5,000,000 shares of the Company's common stock ( the "Initial Payment Shares"), subject to increase as described below. In the event that during the Adjustment Period (defined below) the closing daily market price of the Company's common stock trading on the American Stock Exchange or on any nationally recognized stock exchange (including The Nasdaq Stock Market or the New York Stock Exchange) (an "Exchange") shall not be at a price of $2.00 per share or higher for each of 45 consecutive stock trading days, then Empire shall be obligated to pay additional consideration in the amount of 1,153,846 shares of Empire Common Stock (the "Additional Payment Shares", and together with the Initial Payment Shares, the "Payment Shares"), thereby bringing the number of shares of Empire common stock paid for the Acquisition to an aggregate of 6,153,846. In addition, pursuant to the Share Purchase Agreement, the Company has agreed to assume a liability which management believes to be approximately $5.3 million and reimburse certain transfer and other fees of approximately $325,000.

      Within 90 days from the date of the issuance of any Payment Shares, Empire shall cause to be filed and use its best efforts to have declared effective, a registration statement (the "Registration Statement") under the Securities Act of 1933, as amended, for an offering to be made on a delayed or continuous basis permitting sales of the Payment Shares in dealer transactions or in any other transfer for consideration not involving an underwritten public offering, and Empire shall pay all expenses of registration in connection with the Registration Statement.

      The Adjustment Period is the period of time commencing on the first trading date after the date on which the Registration Statement is declared effective by the Securities and Exchange Commission and the Payment Shares in question are deemed fully transferable on an Exchange (the "Effective Date") and ending on the first calendar anniversary of the Effective Date; provided, however, that if the Effective Date shall not have occurred within 90 days of the closing date of the Acquisition (the "Closing Date"), the Adjustment Period shall mean a period of 365 days commencing on the 91st day after the Closing Date.

       If the Effective Date shall not have occurred on or prior to 90 days after the Closing Date, the Apple Company Shareholders shall have the right (the "Put Right") to require Empire to repurchase up to an aggregate of 500,000 of the Payment Shares at a net price of $2.00 per share for a total of $1,000,000. Any exercise of the Put Right will reduce the number of Additional Payment Shares issuable as consideration in the Acquisition by the percentage determined by multiplying (x) 100 by (y) the quotient of the number of Payment Shares as to which the Put Right is exercised divided by 500,000.

      The consideration payable by Empire described above was determined in arms'-length negotiation by the Board of Directors of Empire and the Apple Company Shareholders. In determining the consideration, the Board of Directors and Apple Company Shareholders considered, among other factors, the Apple Companies' history of growth and profitability, the growth potential of the golf industry and the prospects of Empire and the Apple Companies on a combined basis.

      It is contemplated that the Closing will occur as soon as practicable after the Annual meeting, and upon satisfaction or waiver of all of the other conditions set forth in the Share Purchase Agreement. The Closing is presently anticipated to occur on May 28, 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


      On April 10, 1998, the Company signed a Share Purchase Agreement with the shareholders of Apple Sports, Inc. and the shareholders of Apple Golf Shoes, Inc. to acquire all of the stock of each of Apple Sports, Inc. and Apple Golf Shoes, Inc. (together, the "Apple Companies"), manufacturers and distributors of golf equipment sold under license from Wilson Sporting Goods Co., for 5 million shares of the Company's common stock, subject to adjustment. The Apple Companies are located in Ronkonkoma, New York and they have manufactured and distributed Wilson(R) and Staff(R) golf shoes and other Wilson(R) accessories since 1986. In 1997, the Apple Companies had revenues in excess of $24 million. See Note 4 of notes to consolidated condensed financial statements.


RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO THREE MONTHS ENDED MARCH 31, 1997

      NET SALES. Net sales for the three months ended March 31, 1998 were $11.9 million compared to $25.7 million for the three months ended March 31, 1997. The decrease in sales for the first quarter of 1998 as compared to the first quarter of 1997 was due to the following: sale of the steel-walled pool line in the fourth quarter of 1997 ($3.2 million); sales of discontinued products and closeouts in the first quarter of 1997 ($3.9 million); lower sales of Real Bugs(TM) ($3.8 million) and the overall decrease in sales to a significant customer ($2.4 million in addition to the above enumerated items.) Sales of the newly introduced YoYo Balls(R) were approximately $.9 million during the first quarter of 1998.

      GROSS PROFIT MARGINS. Gross profit margins were higher for the three months ended March 31, 1998 (21%) as compared to the three months ended March 31, 1997 (15%). The improvement in gross profit margins is attributable to: lower sales of discontinued product lines and closeout items; improved margins on imported items and lower costs of domestic operations.

      SELLING AND ADMINISTRATIVE ("S&A"). S & A expenses were $2.0 million lower for the three months ended March 31, 1998 as compared to the three months ended March 31, 1997. Contributing to this decrease were reductions in advertising, sales commissions and royalties ($971,000), commensurate with the reduction in sales; reduction in executive, marketing, customer support and administrative staff ($672,000), and lower consulting fees ($264,000). Due to the significant decrease in first quarter sales, however, S & A expenses as a percentage of net sales were 37.8% in the first quarter of 1998 as compared to 25.3% in the first quarter of 1997.

      INTEREST EXPENSE. Interest expense was $1.0 million for the three months ended March 31, 1998 as compared to $2.0 million for the three months ended March 31, 1997, due to the conversion of debt to equity in the second quarter of 1997 and the use of proceeds from the sale of Series A convertible preferred stock to reduce debt.

      INCOME TAXES. Due to the Company's expectation of a tax loss for 1998, no tax benefits were provided at the federal statutory rate during the first quarter of 1998. The benefit of $1,440,000 originally provided during the first quarter of 1997 was reduced to $-0- in the third quarter of 1997.


SEASONALITY OF SALES

      Sales of many toy products are seasonal in nature. Purchase orders for the Christmas selling season are typically secured in the months of April, May and June so that by the end of June, the Company has historically received orders or order indications for a substantial majority of its full year's toy business. The Company also offers products sold primarily in the spring and summer months including Water Works(TM) pools, Crocodile Mile(R) water slides and other items, which are shipped principally in the first and second quarters of the year and counter some of this seasonality. In addition, Big Wheel(R) ride-ons, Grand Champions(R) horses and Buddy L(R) vehicles ship year-round. Sales of holiday products are heavily concentrated in the Christmas and Halloween shopping seasons with substantially all shipments occurring in the third and fourth quarters of the year. The Company's production generally is heaviest in the period from June through September. Typically over 60% of toy product revenues are generated in the second half of the year with September and October being the largest shipping months. As a result, a disproportionate amount of receivables are collected and trade credits are negotiated in the first calendar quarter of the following year. The Company expects that its quarterly operating results will vary significantly throughout the year.


LIQUIDITY AND CAPITAL RESOURCES

      The consolidated condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Recurring losses from operations and operating cash constraints are potential factors which, among others, may indicate that the Company will be unable to continue as a going concern for a reasonable period of time. The independent auditors' report on the December 31, 1997 financial statements stated that "...the Company's recurring losses from operations and current cash constraints raise substantial doubt about the Company's ability to continue as a going concern . . . . The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty."

      The consolidated financial statements do not include adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's ability to continue as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis and ultimately to attain profitable operations.

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

      Effective March 30, 1998, the bank lenders under the Company's secured credit facility agreed to certain amendments to the facility which provide additional availability during the Company's peak production periods, but which require that such additional funds be repaid by year end. In addition, this sixth amendment with respect to the Company's secured bank facility reduced the maximum borrowings under the agreement to $57,000,000 and extended the loan to April 1, 2001. Actual availability of borrowings under the agreement is based on and secured by the Company's domestic accounts receivable, inventory, property, plant and equipment, as defined. Certain financial covenants, including tangible net worth and interest coverage, as defined, were amended.

      Capital expenditures, principally for the purchase of tooling for new products and equipment, were $60,000 for the first quarter of 1998 compared to $255,000 for the first quarter of 1997.

      The Company is subject to various actions and proceedings, including those relating to intellectual property matters, environmental matters and product liability matters. See notes to consolidated condensed financial statements.

BACKLOG

      The Company had open orders for toys of $12.2 million and $27.3 million as of March 31, 1998 and March 31, 1997, respectively. Open orders at March 31, 1998 reflect a reduction from the prior year due to the sale of the steel-walled pool line in the fourth quarter of 1997, as well as reductions in orders for boys and girls toys and waterslides. The Company believes that because order patterns in the retail industry vary from time to time, open orders on any date in a given year are not a meaningful indication of the future sales. Orders placed in the first quarter are at the forefront of orders to be received for fall toy and holiday product sales.



                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      Marvin Smollar, a former director of the Company, was the defendant in a suit filed by the Company in January 1997 which sought to enforce a certain guarantee by Mr. Smollar of debt owed to the Company by 555 Corporate Woods Parkway, Inc. Mr. Smollar denied the allegations in the Company's complaint. On February 24, 1997, Mr. Smollar commenced a separate in the Circuit Court of Palm Beach County, Florida captioned Marvin Smollar v. Empire of Carolina, Inc. claiming (a) breach of his employment agreement, (b) breach of a Marchon phantom stock plan agreement and (c) breach of an oral agreement to pay relocation expenses, and seeking injunctive relief enjoining the Executive Committee of the Board of Directors from taking certain actions. Mr. Smollar's claims arose in part from his termination as President and Chief Operating Officer of the Company in January 1997. The complaint sought unspecified damages in excess of $1 million in respect of his employment agreement. During January 1998, the Company and Mr. Smollar entered into a settlement agreement resolving each of these claims in addition to a claim that had been brought by 1431 Kingsland Avenue, L.P., alleging that the Company had breached a lease at 1431 Kingsland Avenue in Pagedale, Missouri.


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

      In December 1997, the Company filed a registration statement on Form S-3 under the Securities Act of 1933 (the "Registration") on behalf of the purchasers of the Series A convertible preferred stock and warrants. In connection with this registration, the Company filed listing applications with the American Stock Exchange ("AMEX") for the Series A convertible preferred stock, the warrants, and the common stock underlying these securities. The Registration was declared effective on April 7, 1998 and the securities were approved for listing on the AMEX.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a) Index and Exhibits

EXHIBIT NO.        DESCRIPTION
-----------        -----------
     2.1          Stock Purchase Agreement dated July 29, 1988, by and among Clabir, Clabir
                  Corporation (California), HMW Industries, Inc. and Olin Corporation. (1)
     2.2          Agreement and Plan of Merger, dated as of November 14, 1989, between AmBrit, Inc.
                  ("AmBrit") and Empire of Carolina, Inc. (the "Company"), including amendment thereto, dated as of December 4, 1989. (2)
     2.3          Agreement and Plan of Merger, dated as of November 14, 1989, by and among the
                  Company, Clabir Corporation ("Clabir") and CLR Corporation, including amendment thereto, dated as of December 4, 1989. (2)
     2.4          Sale and Purchase Agreement between the Company and Cargill, Incorporated, dated
                  September 30, 1992.(3)
     2.5          Purchase Agreement among Conopco, Inc., the Company, The Isaly Klondike Company,
                  Inc., The Isaly Company, Popsicle Industries, Ltd., Ice Cream Novelties, Inc. and Smith
                  & O'Flaherty Limited, dated as of January 27, 1993.(4)
     2.6          Agreement and Plan of Reorganization, dated October 13, 1994, by and among the
                  Company, Marchon, Inc. ("Marchon") and the stockholders of Marchon.(5)
     2.7          Agreement dated August 31, 1995, among the Company, CLR Corporation, Clabir Corporation,
                  Olin Corporation and General Defense Corporation.(7)
     3.1          Restated Certificate of Incorporation of the Company.(6)
     3.2          First Amendment to Restated Certificate of Incorporation of the Company.(8)
     3.3          Amended and Restated By-Laws of the Company.(9)
     3.4          Certificate of Designation of the Series B Junior Participating Preferred
                  Stock.(10)
     3.5          Certificate of Designation Relating to Series A Preferred Stock.(11)
     3.6          Certificate of Designation Relating to Series C Preferred Stock.(11)
     4.1          Form of specimen certificate representing the Company's Common Stock.(12)
     4.2          Excerpts from the Company's amended By-Laws and the Company's Restated Certificate of Incorporation relating to rights of holders of the Company's Common Stock.(6)
     4.3          Rights Agreement, dated as of September 11, 1996, between Empire of Carolina, Inc. and
                  American Stock Transfer & Trust Company as Rights Agent, which includes (i) as Exhibit
                  A thereto the form of Certificate of Designation of the Series B Junior Participating
                  Preferred Stock, (ii) as Exhibit B thereto the form of Right certificate
                  (separate certificates for the Rights will not be issued until after the Distribution Date) and (iii) as Exhibit C thereto the Summary of Stockholder Rights Agreement.(10)
     4.4          Warrant Agreement dated as of June 17, 1997 between the Company and the holders from time to time of the warrants.(11)
     4.5          Second Amendment dated as of June 12, 1997 to Rights Agreement, dated as of
                  September 11, 1996 between Empire of Carolina, Inc. and American Stock Transfer & Trust
                  Company as Rights Agent.(11)
     4.6          Promissory Note from the Company to Smedley Industries, Inc. Liquidating Trust in the
                  amount of $2,500,000.(11)
     4.7          First Amendment dated as of May 5, 1997 to Rights Agreement of September 11, 1996,
                  between Empire of Carolina, Inc. and American Stock Transfer and Trust Company as
                  Rights Agent.(13)
     9.1          Voting Agreement, dated September 30, 1994, by and between Halco Industries, Inc.
                  ("Halco") and Steve Geller.(5)
     10.1         Amended and Restated 1994 Stock Option Plan of the Company.(9)




EXHIBIT NO.        DESCRIPTION
-----------        -----------
     10.2         Empire of Carolina, Inc. 1996 Outside Directors Stock Option Plan.(14)
     10.3         Empire of Carolina, Inc. 1996 Employee Stock Purchase Plan.(14)
     10.4         Employment Agreement, dated July 15, 1994, by and among the Company, Empire
                  Industries, Inc. ("EII") and Steven Geller.(15)
     10.5         Employment Agreement, dated July 15, 1994, by and among the Company, EII and
                  Neil Saul.(15)
     10.6         Settlement and Termination Agreement with Neil Saul.(7)
     10.7         Stock Purchase Agreement, dated July 15, 1994, among Steven Geller, Maurice A.
                  Halperin, individually and as custodian for the benefit of Lauren Halperin and Heather
                  Halperin, Carol A. Minkin, individually and as custodian for the benefit of Joshua
                  Minkin and Rebecca Minkin, and Halco (the Halperins and Minkins, collectively, the
                  "Halperin Group").(5)
     10.8         Redemption Agreement, dated September 30, 1994, by and between the Company and the
                  Halperin Group.(5)
     10.9         Omnibus Agreement, dated September 30, 1994, by and among the
                  Halperin Group, Steven Geller, the Company and EII.(5)
     10.10        Stockholders' Agreement, dated October 13, 1994, by and among
                  Steven Geller, Marvin Smollar and Neil Saul.(5)
     10.11        Investor's Rights Agreement, dated October 13, 1994, by and among the Company,
                  Marvin Smollar, Kar Ye Yeung, Tyler Bulkley and Harvey Katz.(5)
     10.12        Stockholders' Agreement dated October 13, 1994, among Steven Geller,
                  Marvin Smollar and Neil Saul.(5)
     10.13        Debenture Purchase Agreement, dated as of December 2, 1994, among the Company,
                  WPG Corporate Development Associates IV (Overseas), Ltd., Westpool Investment
                  Trust PLC, Glenbrook Partners, L.P., Eugene Matalene, Jr., Richard Hockman, Weiss, Peck &
                  Greer, as Trustee under Nora E. Kerppola IRA, Peter B. Pfister and Weiss, Peck  & Greer,
                  as Trustee under Craig S. Whiting IRA and WPG Corporate Development Associates IV, L.P.
                  (all of such parties, other than the Company, collectively, the "WPG Group").(16)
     10.14        Registration Rights Agreement, dated as of December 22, 1994, by and between the
                  Company, and the WPG Group.(16)
     10.15        Shareholders' Agreement, dated December 22, 1994, by and among the WPG Group,
                  Steven Geller, Neil Saul, Marvin Smollar and Champ Enterprises Limited
                  Partnership.(16)
     10.16        Stock Purchase Agreement, dated as of December 22, 1994, between WPG Corporate
                  Development Associates IV (Overseas), Ltd. and Steven Geller.(16)
     10.17        Assignment and Assumption Agreement dated as of June 21, 1995 between the
                  Company and EAC.(6)
     10.18        Assignment dated as of May 22, 1995 between the Company and Carnichi Limited.(6)
     10.19        Lease dated July 7, 1995 between Buddy L Inc. Debtor-in-Possession ("Buddy L") and Empire
                  Acquisition Corp., Inc. ("EAC").(6)
     10.20        Form of Subscription Agreement executed in connection with subscription of Common
                  Stock and Preferred Stock by WPG Corporate Development Associates IV (Overseas), L.P.,
                  Westpool Investment Trust PLC, Glenbrook Partners, L.P., and WPG Corporate
                  Development Associates IV, L.P.(6)
     10.21        Shareholders' Agreement ("Shareholders' Agreement") dated December 22, 1994 among WPG
                  Corporate Development Associates IV, L.P., WPG Corporate Development
                  Associates IV (Overseas), Ltd., Weiss, Peck & Greer, as Trustee  under Craig S. Whiting




EXHIBIT NO.        DESCRIPTION
-----------        -----------
                  IRA, Peter Pfister, Weiss, Peck & Greer, as Trustee under Nora E. Kerppola IRA
                  Westpool Investment Trust, PLC, Glenbrook Partners, L.P., Steve Geller, Neil Saul,
                  Marvin   Smollar and Champ Enterprises Limited Partnership.(17)
     10.22        Amendment No. 1 to Shareholders' Agreement dated as of April 10, 1995 among WPG
                  Corporate Development Associates IV, L.P., WPG Corporate Development Associates IV
                  (Overseas), Ltd., as the exempt transferee of WPG Corporate Development Associates IV
                  (Overseas), Ltd., certain persons identified on Schedule I of Amendment No. 1 to the
                  Shareholders' Agreement, Steven E. Geller ("Geller"), Neil B. Saul ("Saul") and The
                  Autumn Glory Trust, a Cook Islands Registered International Trust ("Trust") as the
                  permitted transferee of Champ Enterprises Limited Partnership.
     10.23        Amendment No. 2 to Shareholders' Agreement dated as of June 29, 1995 among WPG Corporate
                  Development Associates IV, L.P., WPG Corporate Development Associates IV (Overseas), Ltd.,
                  as the exempt transferee of WPG Corporate Development Associates IV (Overseas), Ltd.,
                  certain persons identified on Schedule I of Amendment No. 2 to the Shareholders' Agreement,
                  Geller, Saul and the Trust as the permitted transferee of Champ Enterprises Limited
                  Partnership.(6)
     10.24        Registration Rights Agreement ("Registration Rights Agreement") dated as of December 22,
                  1994 by and among Empire of Carolina, Inc., WPG Corporate Development Associates IV, L.P.,
                  WPG Corporate Development Associates IV (Overseas), Ltd., Weiss Peck & Greer, as Trustee
                  under Craig Whiting IRA, Peter B. Pfister, Weiss, Peck & Greer, as Trustee under Nora
                  Kerppola IRA, Westpool Investment Trust PLC and Glenbrook Partners, L.P.(17)
     10.25        Amendment No. 1 to Registration Rights Agreement.(6)
     10.26        Loan and Security Agreement dated May 29, 1996 among LaSalle National Bank ("LaSalle"), BT
                  Commercial Corporation ("BTCC") and EII, with exhibits and security instruments.(18)
     10.27        First Amendment to Amended and Restated Loan and Security Agreement among LaSalle, BTCC,
                  Congress Financial Corporation (Central) ("Congress") and EII, with exhibits.(19)
     10.28        Consent and Second Amendment to Loan and Security Agreement among LaSalle, BTCC, Congress, the CIT Group/Credit Finance, Inc. ("CIT"), Finova Capital Corporation ("Finova") and
                  EII.(20)
     10.29        Third Amendment to Loan and Security Agreement among LaSalle, BTCC, Congress, CIT, Finova and EII.(21)

     10.30        Securities Purchase Agreement dated as of May 5, 1997 among the Company, HPA Associates, LLC and EMP Associates, LLC.(22)

     10.31        Amendment No. 1 dated as of June 5, 1997 to Securities Purchase Agreement dated as of May 5,
                  1997 among the Company, HPA Associates, LLC and EMP Associates, LLC.(11)

     10.32        Buddy L Settlement Agreement, dated as of June 17, 1997 between the Company and Smedley
                  Industries Inc. Liquidating Trusts ("SLM").(11)

     10.33        Letter of the Company to Pellinore Securities Corp., Axiom Capital Management, Inc. and
                  Commonwealth Associates, Inc. regarding the registration rights provisions affecting the
                  Series A Preferred Stock.(11)

     10.34        Buddy L Registration Rights Agreement dated as of June 17, 1997 between the Company and
                  SLM.(11)

     10.35        WPG Registration Rights Agreement dated as of June 17, 1997 among the Company and WPG
                  Corporate Development Associates IV, L.P., WPG Corporate Development Associates IV
                  (Overseas), Ltd., Weiss, Peck & Greer, as trustee under Craig Whiting IRA, Peter B. Pfister,
                  Weiss, Peck & Greer as Trustee under Nora Kerppola IRA, Westpool Investment Trust, PLC,
                  Eugene M. Matalene, Jr., Richard Hochman, and Glenbrook Partners, L.P. (collectively the
                  "WPG Affiliated Entities").(11)

EXHIBIT NO.        DESCRIPTION
-----------        -----------
     10.36        WPG Release Agreement dated as of June 17, 1997 between the Company and the WPG Affiliated
                  Entities.(11)

     10.37        Fourth Amendment to Loan and Security Agreement among LaSalle, BTCC, Congress, CIT, Finova and EII.(23)

     10.38        Fifth Amendment to Loan and Security Agreement among LaSalle, BTCC, Congress, CIT, Finova and EII.(24)

     10.39        Sixth Amendment to Loan and Security Agreement amount LaSalle, Congress, CIT, Finova and
                  EII.(25)

     10.40        First Amendment dated January 22, 1998 to the Warrant Agreement dated June 17, 1997 between
                  Empire of Carolina, Inc. and the holders from time to time of the Warrants.(23)

     10.41        Share Purchase Agreement by and between the Shareholders of Apple Sports, Inc. and the Shareholders of Apple Golf Shoes, Inc. as Sellers and Empire of Carolina, Inc. as
                  Purchaser, dated April 10, 1997. (26)

     10.42        Empire of Carolina, Inc. 1998 Stock Option Plan. (26)

     21           Subsidiaries of the Company.(18)

     27           Financial Data Schedule.

     99.1         Press Release dated February 12, 1998. (27)

     (1) Previously filed as an exhibit to Clabir's Current Report on Form 8-K, dated December 23, 1988 (File No.1-7769) and incorporated by reference.

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

     (7) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated by reference.

     (8) Previously filed as an exhibit to the Company's Annual Report on Form 10-K/A for the year ended December 31, 1996 and incorporated by reference.

     (9) Previously filed as an exhibit to Amendment No. 1 to the Company's Annual Report on Form 10- K for the year ended December 31, 1994 and incorporated by reference.

     (10) Previously filed as an exhibit to the Company's Current Report on Form 8-K, dated September 12, 1996 and incorporated by reference.

     (11) Previously filed as an exhibit to the Company's Current Report on Form 8-K, dated June 17, 1997 and incorporated by reference.

     (12) Previously filed as an exhibit to the Company's Registration Statement on Form S-1 (File No. 2- 73208), dated July 13, 1981 and incorporated by reference.

     (13) Previously filed as an exhibit to the Company's Current Report on Form 8-K, dated May 8, 1997 and incorporated by reference.

     (14) Previously filed as an appendix to the Company's definitive Proxy Statement filed with the Commission on August 27, 1996 and incorporated by reference.

     (15) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994 and incorporated by reference.

     (16) Previously filed as an exhibit to Amendment No. 1 to Schedule 13D filed by the WPG Group, dated December 23, 1994 and incorporated by reference.

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

     (18) Previously filed as an exhibit to the Company's Registration Statement on Form S-1 for (Reg. No.333-4440) declared effective by the Commission on June 25, 1996 and incorporated by reference.

     (19) Previously filed as an exhibit to the Company's Current Report on Form 8-K, dated December 11, 1996 and incorporated by reference.

     (20) Previously filed as an exhibit to the Company's Current Report on Form 8-K, dated February 5, 1997 and incorporated by reference.

     (21) Previously filed as an exhibit to the Company's Current Report on Form 8-K, dated May 1, 1997 and incorporated by reference.

     (22) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997 and incorporated by reference.

     (23) Previously filed as an exhibit to the Company's Current Report on Form 8-K, dated March 30, 1998 and incorporated by reference.

     (24) Previously filed as an exhibit to the Company's Current Report on Form 8-K, dated August 25, 1997 and incorporated by reference.

     (25) Previously filed as an exhibit to the Company's Current Report on Form 8-K, dated March 31, 1998.

     (26) Previously filed as an exhibit to the Company's Proxy Statement pursuant to Section 14(A) of the Securities Exchange Act of 1934 as filed with the Securities and Exchange Commission on April 28, 1998.

     (27) Previously filed as an exhibit to the Company's Current Report on Form 8-K, dated February 24, 1998.

(b) The following reports on Form 8-K have been filed by the Company during the last quarter of the period covered by this report:

           Form 8-K filed February 24, 1998( relating to the Company's press release announcing signing of letter of intent to purchase stock of the Apple Companies.)

           Form 8-K filed March 20, 1998(relating to the Company's press release announcing amendment of quarterly statements.)

           Form 8-K filed on March 30, 1998(relating to Third and Fourth Amendments to Loan and Security Agreement, First Amendment to Warrant Agreement.)

           Form 8-K filed on March 31, 1998 (relating to Sixth Amendment to Loan and Security Agreement.)


                                    SIGNATURE


               Pursuant to the requirements of the Securities
               Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           EMPIRE OF CAROLINA, INC.

                                           /s/ William H. Craig
                                           -----------------------------------
                                               William H. Craig
                                               Executive Vice President and
                                               Chief Financial Officer


                                               Dated:  May 4, 1998