Form 10-Q
period 1998-06-30
EMPIRE OF CAROLINA INC
filed 1998-08-13
CIK 312840

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

              (Mark One)

                [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended  JUNE 30, 1998

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

                                   (561) 498-4000
              (Registrant's telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares outstanding of the issuer's Common Stock, $.10 par value, as of June 30, 1998 was 14,030,070.

                         PART I - FINANCIAL INFORMATION

This Form 10-Q contains various forward-looking statements and information that are based on management's beliefs as well as assumptions made by and information currently available to management, including statements regarding future economic performance and financial condition, liquidity and capital resources and management's plans and objectives. When used in this document, the words "expect," "anticipate," "estimate," "believe," and similar expressions are intended to identify forward-looking statements. Such statements are subject to various risks and uncertainties which could cause actual results to vary materially from those stated. Should one or more of these risks or uncertainties materialize or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, expected or projected. Such risks and uncertainties include the Company's ability to manage inventory, production and costs, potential increases or decreases in demand, potential adverse customer impact due to import and delivery delays including effects on existing and future orders, competitive practices in the toy and golf accessories industries, changing consumer preferences and risk associated with consumer acceptance of new product introductions, potential increases in raw material prices, potential delays or production problems associated with foreign sourcing of production and the impact of pricing policies including providing discounts and allowances, reliance on key customers, the seasonality of the Company's businesses, unanticipated negative results of litigation or governmental proceedings, the ability of the Company to meet existing financial obligations in the event of adverse industry or other developments, and the Company's ability to obtain additional capital to fund future commitments and operations. Certain of these as well as other risks and uncertainties are described in more detail in the Company's Annual Report on Form 10-K for the year ended December 31, 1997, the Company's Registration Statement on Form S-3 filed with the Securities and Exchange Commission ("SEC") on April 7, 1998, Registration No. 333-57963, the Company's Proxy Statement dated April 29, 1998, the Company's Current Report on Form 8-K filed with the SEC on June 12, 1998 and the Company's Registration Statement on Form S-3 filed with the SEC on June 29, 1998, Registration No. 333-42391. The Company undertakes no obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

ITEM 1. FINANCIAL STATEMENTS

                   EMPIRE OF CAROLINA, INC., AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                       (IN THOUSANDS EXCEPT SHARE AMOUNTS)

                                                                                       JUNE 30,           DECEMBER 31,
                                                                                         1998                 1997
                                                                                      ---------            ---------
                                                                                      (UNAUDITED)
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents ...................................................       $   1,665            $   3,483
  Accounts receivable, less allowances and other
    deductions (1998-$5,140; 1997-$5,487) .....................................          20,467               14,052
  Inventories, net ............................................................          18,498                9,933
  Prepaid expenses and other current assets ...................................           1,680                1,980
                                                                                      ---------            ---------
          Total current assets ................................................          42,310               29,448

PROPERTY, PLANT AND EQUIPMENT, NET ............................................          12,620               14,135
EXCESS COST OVER FAIR VALUE OF NET ASSETS ACQUIRED, NET .......................          13,013               13,491
TRADEMARKS, PATENTS, TRADENAMES AND LICENSES, NET .............................           5,816                6,066
OTHER NONCURRENT ASSETS .......................................................             461                  436
                                                                                      ---------            ---------
                                                                                      $  74,220            $  63,576
                                                                                      =========            =========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Notes payable and current portion of long-term debt .........................       $  25,870            $  16,988
  Accounts payable - trade ....................................................          10,016               12,317
  Other accrued liabilities ...................................................          11,280               10,751
                                                                                      ---------            ---------
          Total current liabilities ...........................................          47,166               40,056
                                                                                      ---------            ---------

LONG-TERM LIABILITIES:
  Long-term debt ..............................................................           7,250                6,425
  Other noncurrent liabilities ................................................           1,667                1,642
                                                                                      ---------            ---------
          Total long-term liabilities .........................................           8,917                8,067
                                                                                      ---------            ---------
          Total liabilities ...................................................          56,083               48,123
                                                                                      ---------            ---------

COMMITMENTS AND CONTINGENCIES (NOTE 3)
STOCKHOLDERS' EQUITY:
  Common stock, $.10 par value, 60,000,000 shares authorized, shares
    issued and outstanding: 1998 - 14,030,000 and 1997 - 7,849,000 ............           1,403                  785
  Preferred stock, $.01 par value, 5,000,000 shares authorized ................
    Issued and outstanding:  1998 - 1,952,000 and 1997 - 2,100,000 shares of Series A convertible preferred stock and 1,461 shares
    of Series C convertible preferred stock ...................................              20                   21
  Additional paid-in capital ..................................................         115,828              109,282
  Deficit .....................................................................         (99,114)             (94,635)
                                                                                      ---------            ---------
          Total stockholders' equity ..........................................          18,137               15,453
                                                                                      ---------            ---------

                                                                                      $  74,220            $  63,576
                                                                                      =========            =========

            See notes to consolidated condensed financial statements.

                   EMPIRE OF CAROLINA, INC., AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                  Three Months Ended June 30,             Six Months Ended June 30,
                                                                  ---------------------------           ---------------------------
                                                                    1998               1997               1998               1997
                                                                  --------           --------           --------           --------
                                                                                (In thousands except per share amounts)
Net Sales ..............................................          $ 20,306           $ 27,616           $ 32,202           $ 53,302
Sales distribution settlement ..........................                --              2,400                 --              2,400
Cost of Sales ..........................................            14,832             22,273             24,223             44,151
                                                                  --------           --------           --------           --------
Gross Profit ...........................................             5,474              7,743              7,979             11,551

Selling and Administrative Expense .....................             5,885              6,732             10,378             13,225
                                                                  --------           --------           --------           --------

Operating Income(Loss) .................................              (411)             1,011             (2,399)            (1,674)

Interest Expense .......................................            (1,093)            (2,081)            (2,080)            (4,087)
                                                                  --------           --------           --------           --------

Loss Before Income Taxes ...............................            (1,504)            (1,070)            (4,479)            (5,761)

Income Tax Benefit .....................................                --                309                 --              1,749
                                                                  --------           --------           --------           --------

Net Loss ...............................................            (1,504)              (761)            (4,479)            (4,012)

Accretion of noncash preferred stock
   dividend ............................................                --            (19,270)                --            (19,270)
                                                                  --------           --------           --------           --------
Net loss applicable to common stock ....................          $ (1,504)          $(20,031)          $ (4,479)          $(23,282)
                                                                  ========           ========           ========           ========

Loss Per Common Share -
   Basic and diluted ...................................          $  (0.15)          $  (2.69)          $  (0.50)          $  (3.14)
                                                                  ========           ========           ========           ========

Weighted average number of common
   shares outstanding -
   Basic and diluted ...................................            10,173              7,439              9,017              7,422
                                                                  ========           ========           ========           ========

            See notes to consolidated condensed financial statements.

                   EMPIRE OF CAROLINA, INC., AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                       SIX MONTHS ENDED JUNE 30,
                                                                                                     ------------------------------
                                                                                                       1998                 1997
                                                                                                     --------              --------
                                                                                                            (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss ...............................................................................             $ (4,479)             $ (4,012)
Adjustments to reconcile net loss to net cash provided by
(used in) operating activities:
  Depreciation and amortization ........................................................                2,479                 4,712
  Other ................................................................................                1,267                 1,566
  Changes in assets and liabilities ....................................................               (3,917)               16,957
                                                                                                     --------              --------
         Net cash provided by(used in) operating activities ............................               (4,650)               19,223
                                                                                                     --------              --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures .................................................................                 (301)                 (427)
  Acquisition of Apple Companies .......................................................                  917                     -
  Proceeds from sale of fixed assets ...................................................                    -                   512
  Other ................................................................................                    -                    45
                                                                                                     --------              --------
          Net cash provided by investing activities ....................................                  616                   130
                                                                                                     --------              --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings(repayments) under lines of credit .........................................                4,032               (30,611)
  Repayments of notes payable ..........................................................               (1,730)               (1,910)
  Proceeds from issuance of stock ......................................................                  (86)               14,739
                                                                                                     --------              --------
          Net cash provided by(used in) financing activities ...........................                2,216               (17,782)
                                                                                                     --------              --------
NET INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS ....................................               (1,818)                1,571

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD .........................................                3,483                   478
                                                                                                     --------              --------
CASH AND CASH EQUIVALENTS, END OF PERIOD ...............................................             $  1,665              $  2,049
                                                                                                     ========              ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the period for:
      Interest .........................................................................             $  1,415              $  2,497
      Income taxes, (net of refunds) ...................................................                  352               (15,784)

NONCASH INVESTING AND FINANCING ACTIVITIES

On May 28, 1998, the Company acquired all of the common stock of the Apple Companies for an aggregate purchase price of $7,633,000, including expenses, and including the issuance of 5,000,000 shares of common stock. The components of cash used for the acquisition as reflected in the consolidated statements of cash flows are as follows (in thousands):

Fair value of assets acquired, net of cash acquired ...      $ 15,454
Liabilities assumed ...................................        (9,063)
Common stock issued (5,000,000 shares) ................        (7,308)
                                                             --------
Cash received in acquisition ..........................      $   (917)
                                                             ========

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

                    EMPIRE OF CAROLINA, INC. AND SUBSIDIARIES

                NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                 THREE AND SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                   (UNAUDITED)

1. SUMMARY OF BUSINESS OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

    During the second quarter of 1998, Empire of Carolina, Inc. ("Empire" or the "Company") completed the acquisition of all of the outstanding capital stock of Apple Sports, Inc. and Apple Golf Shoes, Inc. (See Note 2.) The consolidated condensed statements of operations include the results of the acquired companies for the one month from the acquisition date.

    The consolidated condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements have been condensed or omitted pursuant to such rules and regulations; however, the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K.

    In the opinion of management, the information contained in this report reflects all adjustments necessary to present fairly the results for the interim periods presented.

      The consolidated condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Recurring losses from operations and operating cash constraints are potential factors which, among others, may indicate that the Company will be unable to continue as a going concern for a reasonable period of time. The independent auditors' report on the December 31, 1997 financial statements stated that "... the Company's recurring losses from operations and current cash constraints raise substantial doubt about the Company's ability to continue as a going concern . . .. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty."

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

    On March 30, 1998, the bank lenders under the Company's secured credit facility agreed to certain amendments to the facility which provide additional availability during the Company's peak production periods, but which require that such additional funds be repaid by year end. This amendment to the Company's secured bank facility reduced the maximum borrowings under the agreement to $57,000,000 and extended the loan to April 1, 2001. Certain financial covenants, including tangible net worth and interest coverage, as defined, were amended.

      EARNINGS PER SHARE - For the calculation of earnings per share for the three and six months ended June 30, 1998 and 1997, all of the Company's options, warrants, convertible securities and contingently issuable shares are excluded from diluted earnings per share because they are anti-dilutive.

      STOCK OPTIONS - In the second quarter of 1998, the Company adopted its 1998 Stock Option Plan which makes available 2 million shares for grant to employees as incentive stock options or non-qualified options, as determined by the board of directors.

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

2. APPLE COMPANIES ACQUISITION

      On April 10, 1998, the Company executed a definitive Share Purchase Agreement (the "Share Purchase Agreement") with the shareholders of Apple Sports, Inc. and the shareholders of Apple Golf Shoes, Inc. (collectively, the "Apple Company Shareholders" and with respect to the companies, the "Apple Companies") whereby the Company agreed to purchase from the Apple Company Shareholders all of their capital stock representing all of the outstanding capital stock of the Apple Companies (the "Acquisition"), in exchange for the issuance of 5 million shares of the Company's common stock, reimbursement of certain transfer and other fees of approximately $325,000 and, under certain circumstances, the issuance of additional shares of Common Stock. The Apple Companies have manufactured and distributed Wilson(R) and Staff(R) golf shoes and other Wilson(R) accessories, including gloves, head covers and practice aids, since 1986.

      At the May 28, 1998 annual meeting, the stockholders of the Company approved the issuance of stock for the Acquisition. In anticipation of the consummation of the Acquisition, on May 27, 1998 the Apple Companies' existing $15 million credit facility with Citibank, N.A. was replaced with a $12 million facility from LaSalle National Bank on substantially similar terms.

      Under the terms of the Share Purchase Agreement, Empire acquired all of the issued and outstanding shares of capital stock of each of the Apple Companies, for consideration equal to an aggregate of 5,000,000 shares of the Company's common stock (the "Initial Payment Shares"), subject to increase as described below. In the event that during the Adjustment Period (defined below) the closing daily market price of the Company's common stock trading on the American Stock Exchange or on any nationally recognized stock exchange (including The Nasdaq Stock Market or the New York Stock Exchange) (an "Exchange") shall not be at a price of $2.00 per share or higher for each of 45 consecutive stock trading days, then Empire shall be obligated to pay additional consideration in the amount of 1,153,846 shares of Empire Common Stock (the "Additional Payment Shares," and together with the Initial Payment Shares, the "Payment Shares"), thereby bringing the number of shares of Empire common stock paid for the Acquisition to an aggregate of 6,153,846. In addition, pursuant to the Share Purchase Agreement, the Company had agreed to reimburse certain transfer and other fees of approximately $325,000.

      The Adjustment Period is the period of time commencing on the first trading date after the date on which the Registration Statement under the Securities Act of 1933 filed June 29, 1998 was declared effective by the Securities and Exchange Commission and the Payment Shares in question are deemed fully transferable on an Exchange (the "Effective Date") and ending on the first calendar anniversary of the Effective Date, provided, however, that if the Effective Date shall not have occurred within 90 days of the closing date of the Acquisition (the "Closing Date"), the Adjustment Period shall mean a period of 365 days commencing on the 91st day after the Closing Date.

      The consideration payable by Empire described above was determined in arm's length negotiation by the Board of Directors of Empire and the Apple Company Shareholders. In determining the consideration, the Board of Directors and Apple Company Shareholders considered, among other factors, the Apple Companies' history of growth and profitability, the growth potential of the golf industry and the prospects of Empire and the Apple Companies on a combined basis. The funds used to pay for the transfer fees and other fees due at closing were paid from the Company's working capital.

      The Company has recorded a negative purchase price adjustment to reduce long-lived assets acquired by approximately $396,000 to reflect the excess of net values of assets acquired and liabilities assumed in the acquisition over the consideration given which, for accounting purposes, is the 5,000,000 Initial Payment Shares plus the 1,153,846 Additional Payment Shares valued in the aggregate at the average market price of $1.1875 before and after the date that the Share Purchase Agreement was made public. The negative adjustment of the net assets acquired is being amortized on a straight-line basis over a period of twenty years. Such allocation of the purchase price has been based on preliminary estimates which may be revised at a later date.

    The following unaudited pro forma results of operations assume the transaction described above occurred as of January 1 of the period presented after giving effect to certain adjustments, including amortization of the negative excess of net assets purchased over cost:

                                                 Six Months Ended June 30,
                                                   1998           1997
                                                 --------       --------
Net Sales ..................................    $ 44,216       $ 68,110
Loss from operations before income taxes ...      (2,567)        (3,592)
Net Loss applicable to common stock ........      (2,567)       (21,113)

Loss per share:
   Basic and diluted .......................       (0.18)         (1.70)

    The pro forma financial information does not purport to be indicative of the results of operations that would have occurred had the transactions taken place at the beginning of the periods presented or of future results of operations.

3. INVENTORIES

      A summary of inventories, by major classification, at June 30, 1998 and December 31, 1997 is as follows (in thousands):
                                                   June 30      December 31,
                                                    1998           1997
                                                  --------       --------

Finished goods .............................      $ 16,463       $  7,336
Raw materials and purchased parts ..........         1,633          1,990
Work-in-process ............................           402            607
                                                  --------       --------
                                                  $ 18,498       $  9,933
                                                  ========       ========

    Inventories are net of writedowns for lower of cost or market reserves of $6,817,000 and $7,050,000 at June 30, 1998 and December 31, 1997, respectively.

4. COMMITMENTS AND CONTINGENCIES

      ROYALTY AGREEMENTS - The Company is obligated to pay certain minimum royalties under various trademark license agreements which aggregate approximately $5.9 million through their initial minimum terms expiring through June 30, 2002.

      LETTERS OF CREDIT - The Company had outstanding commitments under letters of credit totaling approximately $580,000 at June 30, 1998.

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

      LITIGATION - George Delaney and Rehkemper I.D., Inc. v. Marchon, Inc., is an action pending in the Circuit Court of Cook County, Illinois, which was commenced on December 3, 1990, arising from a business arrangement between the plaintiffs and Marchon, alleging an interest in one of Marchon's product lines. On November 22, 1991, the trial court judge issued an opinion and dismissed plaintiff's complaint with prejudice. Plaintiffs appealed and, on September 23, 1993, the Appellate Court reversed the dismissal and remanded the case for further proceedings. The plaintiffs have filed an amended complaint against the Company and the case is in discovery. The Company is vigorously contesting the matters set forth in the complaint and believes that it has meritorious defenses to the plaintiffs' claims.

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

      CONTINGENCIES - The Company has been identified as a potentially responsible party, along with numerous other parties, at various U. S. Environmental Protection Agency ("EPA") designated superfund sites. The Company is vigorously contesting these matters. It is the Company's policy to accrue remediation costs when it is possible that such costs will be incurred and when they can be reasonably estimated. The Company had reserves for environmental liabilities of $98,000 as of June 30, 1998 and $125,000 as of December 31, 1997. The amount accrued for environmental liabilities was determined without consideration of possible recoveries from third parties. Estimates of costs for future remediation are necessarily imprecise due to, among other things, the allocation of costs among potentially responsible parties. Although it is possible that additional environmental liability related to these matters could result in amounts that could be material to the Company's consolidated financial statements, a reasonably possible range of such amounts cannot presently be estimated. Based upon the facts presently known, the large number of other potentially responsible parties and potential defenses that exist, the Company believes that its share of the costs of cleanup for its current remediation sites will not, in the aggregate, have a material adverse impact on its consolidated financial statements.

5.  NOTE PAYABLE

      The Apple Companies have banking facilities providing a line of credit up to $12,000,000 based on, and secured by, the Apple Companies accounts receivable and inventory balances as defined. The facilities are for a three-year term at an interest rate of LIBOR plus 2 1/2% or prime at the Apple Companies' option and require adherence to certain financial covenants.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    On May 28, 1998, the Company acquired all of the stock of each of Apple Sports, Inc. and Apple Golf Shoes, Inc. (together, the "Apple Companies"), manufacturers and distributors of golf accessories sold under license from Wilson Sporting Goods Co., for 5 million shares of the Company's common stock, subject to adjustment. The Apple Companies continue to operate from their leased facility in Ronkonkoma, New York. They have manufactured and distributed Wilson(R) and Staff(R) golf shoes and other Wilson(R) accessories, including gloves, head covers and practice aids, since 1986. In 1997, the Apple Companies had revenues in excess of $24 million. See Note 2 of notes to consolidated condensed financial statements.

RESULTS OF OPERATIONS

      The 1998 amounts in the ensuing discussion include the results of operations of the Apple Companies for the period May 28, 1998 (date of acquisition) to June 30, 1998.

THREE AND SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO THREE AND SIX MONTHS
                               ENDED JUNE 30, 1997

      NET LOSS. The net loss applicable to common stockholders for the three months ended June 30, 1998 was $1.5 million compared to $20.0 million for the three months ended June 30, 1997 and was $4.5 million compared to $23.3 million for the six month periods ended June 30, 1998 and 1997, respectively. In the prior year quarter, the Company recorded a dividend of $19,720,000 on its then newly-issued Series A preferred stock to reflect the effect of a beneficial conversion feature of such stock as well as a discount resulting from the concurrent issuance of detachable warrants. Also in the prior year quarter, the Company recognized a settlement benefit of $2.4 million upon termination of an international sales distribution agreement.

      The current year loss reflects improvements in gross margin and lower selling and administrative expense and interest expense when compared to the 1997 loss of $3.2 million and $6.4 million for the three and six months ended June 30, 1997, respectively, before the items noted above.

      NET SALES. Net sales for the three and six months ended June 30, 1998 decreased by $7.3 million, or 26.5%, to $20.3 million and decreased by $21.1 million, or 39.6%, to $32.2 million, respectively, compared to the three and six months ended June 30, 1997. Sales of marginally profitable lines were decreased from 1997, reflecting management's plan to focus on more profitable lines and items in 1998. Approximately half of the decrease for both the three and six month periods of 1998 is attributable to the sale of the steel-walled pool product line (consummated in the fourth quarter of 1997) and sale of products closed out in 1997 or discontinued thereafter. Decreased sales of Real Bugs(TM) ($5.1 million for the six months) and the overall decrease in sales to a significant customer ($4.0 million in addition to the above enumerated items), accounts for the balance of the decrease in sales when comparing the six month periods, and is indicative of the decrease in sales when comparing the recent three month period to the corresponding period in the prior year. Sales of the newly introduced YoYo Balls(R) were approximately $2.5 million during the first half ($1.6 million during the second quarter) of 1998. Net sales of the Apple Companies since the acquisition were $2.4 million.

      GROSS PROFIT MARGINS. Gross profit margins were higher for the three months (27.0%) and six months (24.8%) ended June 30, 1998 as compared to the three months (19.3%) and six months (17.2%) ended June 30, 1997, respectively, calculated by excluding the sales distribution settlement of $2.4 million that was recognized in the second quarter of 1997. The dramatic improvement in gross margins is attributable to lower costs of domestic operations, improved margins on imported items, the introduction of Apple operations for the month of June 1998, and the reduction in 1998 of sales from 1997 levels lines which were deemed to be marginally profitable or discontinued.

      SELLING AND ADMINISTRATIVE ("S&A"). S & A expenses were $0.8 million and $2.8 million lower for the three and six months ended June 30, 1998 as compared to the three and six months ended June 30, 1997. Contributing to the decrease for the first six months were reductions in advertising, sales commissions and royalties ($1,129,000), commensurate with the reduction in sales; reductions in executive, marketing, customer support and administrative staff ($774,000), and elimination of consulting fees which had been $412,000 during the first half of 1997. Due to the significant decrease in first half sales, however, S & A expenses as a percentage of net sales were 32.2% for the first six months of 1998 as compared to 24.8% in the first six months of 1997.

      INTEREST EXPENSE. Interest expense was $1.1 million and $2.1 million for the three and six months ended June 30, 1998 as compared to $2.1 million and $4.1 million for the three and six months ended June 30, 1997, due to the conversion of debt to equity in the second quarter of 1997 and the use of proceeds from the sale of Series A convertible preferred stock to reduce debt.

      INCOME TAXES. Due to the Company's expectation of a tax loss for 1998, no tax benefits were provided at the federal statutory rate during the first six months of 1998. The benefit of $1,749,000 originally provided during the first six months of 1997 was reduced to $-0- in the third quarter of 1997.


SEASONALITY OF SALES

      Sales of many toy products are seasonal in nature. Purchase orders for the Christmas selling season are typically secured in the months of April, May and June so that by the end of June, the Company has historically received orders or order indications for a substantial majority of its full year's toy business. The Company also offers products sold primarily in the spring and summer months including Water Works(TM) pools, Crocodile Mile(R) waterslides and other items, which are shipped principally in the first and second quarters of the year and counter some of this seasonality. In addition, Big Wheel(R) ride-ons, Grand Champions(R) horses and Buddy L(R) vehicles ship year-round. Sales of holiday products are heavily concentrated in the Christmas and Halloween shopping seasons with substantially all shipments occurring in the third and fourth quarters of the year. The Company's production of toys generally is heaviest in the period from June through September. Sales of golf shoes and accessories, which are approximately equal in each half of the year, will complement toy sales which are more concentrated in the second half of the year. The Company expects that its quarterly operating results will vary significantly throughout the year.


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

    Effective March 30, 1998, the bank lenders under the Company's secured credit facility agreed to certain amendments to the facility which provide additional availability, but which require that such additional funds be repaid by year end. This sixth amendment to the Company's secured bank facility reduced the maximum borrowings under the agreement from $75,000,000 to $57,000,000 and extended the loan to April 1, 2001. The reduction in the maximum does not affect current borrowings which are limited by actual availability under the agreement, based on and secured by the Company's domestic accounts receivable, inventory, property, plant and equipment, as defined. Certain financial covenants, including tangible net worth and interest coverage, as defined, were amended.

    As the Apple Companies were acquired for company stock, the Company has not committed its capital resources to the acquisition. The Apple Companies will finance their business with a $12,000,000 credit facility with the lead lender under the Company's secured credit facility. The loan agreement does not prohibit intercompany loans with Empire.

      Capital expenditures, principally for the purchase of tooling for new products and equipment, were $301,000 for the first six months of 1998 compared to $427,000 for the first six months of 1997.

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

      During the second quarter of 1998, the Company assigned a manager to the project and engaged consultants to help evaluate the overall business requirements of its management information systems. The Company anticipates achieving Year 2000 compliance through the implementation of new software as a result of this evaluation. The time frame of the overall process, which just began in the second quarter of 1998, is expected to result in software selection before the end of 1998, modification and testing by the middle of 1999, and full implementation is expected in the second half of 1999. Since the process has just begun, the Company has not yet quantified the potential cost for the new management information software, or the portion which relates to Year 2000 compliance.


BACKLOG

      The Company had open orders for toys of $17.5 million and $20.3 million as of June 30, 1998 and June 30, 1997, respectively. Open orders at June 30, 1998 reflect a reduction from the prior year primarily due to reductions in orders for seasonal products. Fulfillment of toy orders is also dependent on timely receipt of goods manufactured in Asia. Recent shipments from Asia have experienced delays or backlog caused by lack of marine containers, delays at the Panama Canal and problems with air shipments from Hong Kong, among other reasons. This situation may very well escalate with the increased demand for cargo space for merchandise headed to the United States to fill holiday orders, adversely affecting the Company. The Company believes that because order patterns in the retail industry vary from time to time, open orders on any date in a given year are not a meaningful indication of the future sales. Orders placed in the first quarter are at the forefront of orders to be received for fall toy and holiday product sales.


                           PART II - OTHER INFORMATION


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

      In December 1997, the Company filed a registration statement on Form S-3 under the Securities Act of 1933, Registration No. 333-57963, (the "Registration") on behalf of the purchasers of the Series A convertible preferred stock and warrants. In connection with this registration, the Company filed listing applications with the American Stock Exchange ("AMEX") for the Series A convertible preferred stock, the warrants, and the common stock underlying these securities. The Registration was declared effective on April 7, 1998 and the securities were approved for listing on the AMEX.

      On June 29, 1998, the Company filed a registration statement on Form S-3 under the Securities Act of 1933, Registration No. 333-42391, on behalf of the recipients of the shares of common stock issued or issuable in connection with the Company's purchase of all of the outstanding capital stock of Apple Sports, Inc. and Apple Golf Shoes, Inc. This registration was declared effective on July 9, 1998.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The Annual Meeting of Stockholders of the Company was held May 28, 1998.

    The following matters were voted upon at the meeting:

Approval by Series A Holders to elect two members (Charles S. Holmes and James
J. Pinto) to the Board of Directors and the Series A Holders and the holders of Common Stock (the "Common Holders," and collectively with the Series A Holders, the "Voting Holders"), voting together, to elect four members to the Board, all such persons being elected to hold office for a one-year term and until their respective successors are duly elected and qualified.

                                            For         Withheld Authority
                                         ---------      ------------------
Charles S. Holmes ..............         1,442,000            15,000
James J. Pinto .................         1,442,000            15,000
Steven E. Geller ...............        18,638,043           251,455
Frederick W. Rosenbauer, Jr ....        18,637,971           251,527
John J. Doran ..................        18,635,548           253,950
Lenore H. Schupak ..............        18,637,733           251,765

      The remaining proposals were voted upon by all Voting Holders.

Approval of a proposal to adopt the 1998 Stock Option Plan pursuant to which an aggregate of 2,000,000 shares of Common Stock will be available for grant.

For .....................          13,633,102
Against .................           1,574,418
Abstain .................             380,424

Approval of a proposal to issue 5,000,000 shares of the Company's Common Stock, subject to increase under certain circumstances by up to 1,153,864 shares, pursuant to the terms of the definitive Share Purchase Agreement with the shareholders of Apple Sports, Inc. and shareholders of Apple Golf Shoes, Inc. whereby the Company agreed to purchase from the Apple Company Shareholders all of their capital stock representing all of the outstanding capital stock of the Apple Companies.


For .....................          14,157,778
Against .................             405,488
Abstain .................           1,024,718

Ratification of Deloitte & Touche LLP as the Company's independent certified public accountants to audit the books of account of the Company for the year ending December 31, 1998.

For .....................          18,697,531
Against .................              55,554
Abstain .................             125,313

ITEM 5.  OTHER INFORMATION

    At the annual meeting of stockholders on May 28, 1998, Mr. Steven E. Geller resigned as Chief Executive Officer. He continues as a director and consultant to the Company.

    Mr. Timothy Moran was named as Chief Executive Officer in addition to his position as President. Mr. Moran was also elected to the Company's board of directors.

    On May 27, 1998, just prior to this acquisition by the Company, each of the Apple Companies (Apple Golf Shoes, Inc. and Apple Sports, Inc. and its subsidiary, Dorson Sports, Inc.) entered into loan and security agreements with a bank. Copies of those agreements are filed as exhibits to this Form 10-Q.

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

EXHIBIT NO.        DESCRIPTION

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

EXHIBIT NO.        DESCRIPTION

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

   10.17 Assignment and Assumption Agreement dated as of June 21, 1995 between the Company and EAC.(6)

   10.18 Assignment dated as of May 22, 1995 between the Company and Carnichi Limited.(6)

   10.19 Lease dated July 7, 1995 between Buddy L Inc. Debtor-in-Possession ("Buddy L") and Empire Acquisition Corp., Inc. ("EAC").(6)

   10.20 Form of Subscription Agreement executed in connection with subscription of Common Stock and Preferred Stock by WPG Corporate Development Associates IV (Overseas), L.P., Westpool Investment Trust PLC, Glenbrook Partners, L.P., and WPG Corporate Development Associates IV, L.P.(6)

   10.21 Shareholders' Agreement ("Shareholders' Agreement") dated December 22, 1994 among WPG Corporate Development Associates IV, L.P., WPG Corporate Development Associates IV (Overseas), Ltd., Weiss, Peck & Greer, as Trustee under Craig S. Whiting IRA, Peter Pfister, Weiss, Peck & Greer, as Trustee under Nora E. Kerppola IRA Westpool Investment Trust, PLC, Glenbrook Partners, L.P., Steve Geller, Neil Saul, Marvin Smollar and Champ Enterprises Limited Partnership.(17)

   10.22 Amendment No. 2 to Shareholders' Agreement dated as of June 29, 1995 among WPG Corporate Development Associates IV, L.P., WPG Corporate Development Associates IV (Overseas), Ltd., as the exempt transferee of WPG Corporate Development Associates IV (Overseas), Ltd., certain persons identified on Schedule I of Amendment No. 2 to the Shareholders' Agreement, Geller, Saul and the Trust as the permitted transferee of Champ Enterprises Limited Partnership.(6)

   10.23 Registration Rights Agreement ("Registration Rights Agreement") dated as of December 22, 1994 by and among Empire of Carolina, Inc., WPG Corporate Development Associates IV, L.P., WPG Corporate Development Associates IV (Overseas), Ltd., Weiss Peck & Greer, as Trustee under Craig Whiting IRA, Peter B. Pfister, Weiss, Peck & Greer, as Trustee under Nora Kerppola IRA, Westpool Investment Trust PLC and Glenbrook Partners, L.P.(17)

   10.24    Amendment No. 1 to Registration Rights Agreement.(6)

   10.25 Loan and Security Agreement dated May 29, 1996 among LaSalle National Bank ("LaSalle"), BT Commercial Corporation ("BTCC") and EII, with exhibits and security instruments.(18)

   10.26 First Amendment to Amended and Restated Loan and Security Agreement among LaSalle, BTCC, Congress Financial Corporation (Central) ("Congress") and EII, with exhibits.(19)

   10.27 Consent and Second Amendment to Loan and Security Agreement among LaSalle, BTCC, Congress, the CIT Group/Credit Finance, Inc. ("CIT"), Finova Capital Corporation ("Finova") and EII.(20)

   10.28 Third Amendment to Loan and Security Agreement among LaSalle, BTCC, Congress, CIT, Finova and EII.(21)

   10.29 Securities Purchase Agreement dated as of May 5, 1997 among the Company, HPA Associates, LLC and EMP Associates, LLC.(22)

   10.30 Amendment No. 1 dated as of June 5, 1997 to Securities Purchase Agreement dated as of May 5, 1997 among the Company, HPA Associates, LLC and EMP Associates, LLC.(11)

   10.31 Buddy L Settlement Agreement, dated as of June 17, 1997 between the Company and Smedley Industries Inc. Liquidating Trusts ("SLM").(11)

EXHIBIT NO.        DESCRIPTION
   10.32 Letter of the Company to Pellinore Securities Corp., Axiom Capital Management, Inc. and Commonwealth Associates, Inc. regarding the registration rights provisions affecting the Series A Preferred Stock.(11)

   10.33 Buddy L Registration Rights Agreement dated as of June 17, 1997 between the Company and SLM.(11)

   10.34 WPG Registration Rights Agreement dated as of June 17, 1997 among the Company and WPG Corporate Development Associates IV, L.P., WPG Corporate Development Associates IV (Overseas), Ltd., Weiss, Peck & Greer, as trustee under Craig Whiting IRA, Peter B. Pfister, Weiss, Peck & Greer as Trustee under Nora Kerppola IRA, Westpool Investment Trust, PLC, Eugene M. Matalene, Jr., Richard Hochman, and Glenbrook Partners, L.P. (collectively the "WPG Affiliated Entities").(11)

   10.35 WPG Release Agreement dated as of June 17, 1997 between the Company and the WPG Affiliated Entities.(11)

   10.36 Fourth Amendment to Loan and Security Agreement among LaSalle, BTCC, Congress, CIT, Finova and EII.(23)

   10.37 Fifth Amendment to Loan and Security Agreement among LaSalle, BTCC, Congress, CIT, Finova and EII.(24)

   10.38 Sixth Amendment to Loan and Security Agreement amount LaSalle, Congress, CIT, Finova and EII.(25)

   10.39 First Amendment dated January 22, 1998 to the Warrant Agreement dated June 17, 1997 between Empire of Carolina, Inc. and the holders from time to time of the Warrants.(23)

   10.40 Share Purchase Agreement by and between the Shareholders of Apple Sports, Inc. and the Shareholders of Apple Golf Shoes, Inc. as Sellers and Empire of Carolina, Inc. as Purchaser, dated April 10, 1997. (26)

   10.41    Empire of Carolina, Inc. 1998 Stock Option Plan. (26)

   10.42 Loan and Security Agreement dated May 27, 1998 among LaSalle National Bank and Apple Sports, Inc.

   10.43 Loan and Security Agreement dated May 27, 1998 among LaSalle National Bank and Apple Golf Shoes, Inc.

   10.44 Loan and Security Agreement dated May 27, 1998 among LaSalle National bank and Dorson Sports, Inc.

   21       Subsidiaries of the Company.

   27       Financial Data Schedule.

(1) Previously filed as an exhibit to Clabir's Current Report on Form 8-K, dated December 23, 1988 (File No.1-7769) and incorporated by reference.

(2) Previously filed as an exhibit to the Company's Registration Statement on Form S-4 (File No. 33-32186, dated November 17, 1989 and incorporated by reference.

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

(b) The following reports on Form 8-K have been filed by the Company during the last quarter of the period covered by this report:

            Form 8-K filed June 12, 1998 (relating to the Company's acquisition of the stock of the Apple Companies.)

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        EMPIRE OF CAROLINA, INC.

                                        /s/William H. Craig
                                        ----------------------------------
                                           William H. Craig
                                           Executive Vice President and
                                           Chief Financial Officer

                             Dated: August 11, 1998
                                    ---------------