Form 10-Q
period 1998-09-30
EMPIRE OF CAROLINA INC
filed 1998-11-13
CIK 312840

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

 (Mark One)
              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 1998
                                             ------------------

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

The number of shares outstanding of the issuer's Common Stock, $.10 par value, as of September 30, 1998 was 14,862,940.

                         PART I - FINANCIAL INFORMATION


This Form 10-Q contains various forward-looking statements and information that are based on management's beliefs, as well as assumptions made by and information currently available to management, including statements regarding future economic performance and financial condition, liquidity and capital resources and management's plans and objectives. When used in this document, the words "expect," "anticipate," "estimate," "believe," and similar expressions are intended to identify forward-looking statements. Such statements are subject to various risks and uncertainties which could cause actual results to vary materially from those stated. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, expected or projected. Such risks and uncertainties include the Company's ability to manage inventory, production and costs, potential increases or decreases in demand, potential adverse customer impact due to import and delivery delays including effects on existing and future orders, competitive practices in the toy and golf accessories industries, changing consumer preferences and risk associated with consumer acceptance of new product introductions, potential increases in raw material prices, potential delays or production problems associated with foreign sourcing of production and the impact of pricing policies including providing discounts and allowances, reliance on key customers, the seasonality of the Company's businesses, unanticipated negative results of litigation or governmental proceedings, the ability of the Company to meet existing financial obligations in the event of adverse industry or other developments, and the Company's ability to obtain additional capital to fund future commitments and operations. Certain of these as well as other risks and uncertainties are described in more detail in the Company's Annual Report on Form 10-K for the year ended December 31, 1997, the Company's Registration Statement on Form S-3 filed with the Securities and Exchange Commission ("SEC") on April 7, 1998, Registration No. 333-57963, the Company's Proxy Statement dated April 29, 1998, the Company's Current Report on Form 8-K filed with the SEC on June 12, 1998 and the Company's Registration Statement on Form S-3 filed with the SEC on June 29, 1998, Registration No. 333-42391. The Company undertakes no obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

Item 1.     Financial Statements

                   EMPIRE OF CAROLINA, INC., AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                       (In thousands except share amounts)

                                                                                   SEPTEMBER 30,     DECEMBER 31,
                                                                                       1998             1997
                                                                                 ----------------   -------------
                                                                                    (Unaudited)
ASSETS
Current Assets:
  Cash and cash equivalents                                                             $   4,693    $   3,483
  Accounts receivable, less allowances and other
    deductions (1998-$5,062; 1997-$5,487)                                                  21,255       14,052
  Inventories, net                                                                         16,627        9,933
  Prepaid expenses and other current assets                                                   544        1,980
                                                                                        ---------    ---------
          Total current assets                                                             43,119       29,448

Property, plant and equipment, net                                                         11,970       14,135
Excess cost over fair value of net assets acquired, net                                    12,892       13,491
Trademarks, patents, tradenames and licenses, net                                           5,690        6,066
Other noncurrent assets                                                                       388          436
                                                                                        ---------    ---------
                                                                                        $  74,059    $  63,576
                                                                                        =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Notes payable and current portion of long-term debt                                   $  27,494    $  16,988
  Accounts payable - trade                                                                  9,682       12,317
  Other accrued liabilities                                                                10,217       10,751
                                                                                        ---------    ---------
          Total current liabilities                                                        47,393       40,056
                                                                                        ---------    ---------

Long-Term Liabilities:
  Long-term debt                                                                            6,850        6,425
  Other noncurrent liabilities                                                              1,686        1,642
                                                                                        ---------    ---------
          Total long-term liabilities                                                       8,536        8,067
                                                                                        ---------    ---------
          Total liabilities                                                                55,929       48,123
                                                                                        ---------    ---------

Commitments and Contingencies (Note 4)
Stockholders' Equity:
  Common stock, $.10 par value, 60,000,000 shares authorized, shares
    issued and outstanding: 1998 - 14,863,000 and 1997 - 7,849,000                          1,486          785
  Preferred stock, $.01 par value, 5,000,000 shares authorized
    Issued and outstanding:  Series A convertible preferred stock:
    1998 - 1,880,000 and 1997 - 2,100,000.  Series C convertible
    preferred stock:  1998 - 1,451 and 1997 - 1,461                                            19           21
  Additional paid-in capital                                                              115,880      109,282
  Deficit                                                                                 (99,255)     (94,635)
                                                                                        ---------    ---------
          Total stockholders' equity                                                       18,130       15,453
                                                                                        ---------    ---------

                                                                                        $  74,059    $  63,576
                                                                                        =========    =========

            See notes to consolidated condensed financial statements.

                   EMPIRE OF CAROLINA, INC., AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                      Three Months Ended September 30,        Nine Months Ended September 30,
                                      ----------------------------------     ----------------------------------
                                           1998              1997                 1998              1997
                                      ---------------   ----------------     ---------------   ----------------
                                                          (In thousands except per share amounts)
Net Sales                              $ 29,093           $ 29,390               $ 61,295         $ 82,692
Sales distribution settlement                 -                  -                      -            2,400
Cost of Sales                            22,090             23,742                 46,313           67,893
                                       --------           --------               --------         --------
Gross Profit                              7,003              5,648                 14,982           17,199

Selling and Administrative Expense        5,903              5,885                 16,281           19,110
                                       --------           --------               --------         --------

Operating Income(Loss)                    1,100               (237)                (1,299)          (1,911)

Interest Expense                         (1,241)            (1,417)                (3,321)          (5,504)
                                       --------           --------               --------         --------

Loss Before Income Taxes                   (141)            (1,654)                (4,620)          (7,415)

Income Tax Expense                            -             (1,749)                     -                -

Net Loss                                   (141)            (3,403)                (4,620)          (7,415)

Accretion of noncash preferred stock
   dividend                                   -                  -                      -          (19,270)
                                       --------           --------               --------         --------
Net loss applicable to common stock    $   (141)          $ (3,403)              $ (4,620)        $(26,685)
                                       ========           ========               ========         ========

Loss Per Common Share -
   Basic and diluted                   $  (0.01)          $  (0.44)              $  (0.43)        $  (3.56)
                                       ========           ========               ========         ========

Weighted average number of common
   shares outstanding -
   Basic and diluted                     14,490              7,654                 10,865            7,500
                                       ========           ========               ========         ========

            See notes to consolidated condensed financial statements.

                   EMPIRE OF CAROLINA, INC., AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                       Nine Months Ended September 30,
                                                                                  -------------------------------------------
                                                                                         1998                   1997
                                                                                  --------------------   --------------------
                                                                                                  (In thousands)
Cash Flows From Operating Activities:
Net loss                                                                                   $ (4,620)              $ (7,415)
Adjustments to reconcile net loss to net cash provided by
(used in) operating activities:
  Depreciation and amortization                                                               3,525                  7,218
  Other                                                                                       1,826                  2,015
  Changes in assets and liabilities                                                          (3,393)                17,487
                                                                                       ------------            -----------
         Net cash provided by(used in) operating activities                                  (2,662)                19,305
                                                                                       ------------            -----------

Cash Flows From Investing Activities:
  Capital expenditures                                                                         (468)                  (694)
  Acquisition of Apple Companies                                                                893
  Proceeds from sale of fixed assets                                                                                   513
  Other                                                                                                                 45
                                                                                                                        --
                                                                                       ------------            -----------
          Net cash provided by(used in) investing activities                                    425                   (136)
                                                                                       ------------            -----------

Cash Flows From Financing Activities:
  Borrowings(repayments) under lines of credit                                                5,656                (26,996)
  Repayments of notes payable                                                                (2,130)                (2,615)
  Proceeds from (costs of) issuance of stock                                                    (79)                14,059
                                                                                       ------------            -----------
          Net cash provided by(used in) financing activities                                  3,447                (15,552)
                                                                                       ------------            -----------

Net Increase in Cash and Cash Equivalents                                                     1,210                  3,617

Cash and Cash Equivalents, Beginning of Period                                                3,483                    478
                                                                                       ------------            -----------
Cash and Cash Equivalents, End of Period                                                    $ 4,693                $ 4,095
                                                                                       ============            ===========

Supplemental Disclosures of Cash Flow Information:
   Cash paid during the period for:
      Interest                                                                              $ 2,330                $ 3,439
      Income taxes, (net of refunds)                                                            276                (15,784)

NONCASH INVESTING AND FINANCING ACTIVITIES
   On May 28, 1998, the Company acquired all of the common stock of the Apple
   Companies for an aggregate purchase price of $7,633,000, including expenses, and including the issuance of 5,000,000 shares of common stock. The components of cash used for the acquisition as reflected in the consolidated statements of cash flows are as follows (in thousands):

          Fair value of assets acquired, net of cash acquired                              $ 15,478
          Liabilities assumed                                                                (9,063)
          Common stock issued (5,000,000 shares)                                             (7,308)
                                                                                       -------------
          Cash received in acquisition, net of direct expenses                               $ (893)
                                                                                       =============

   On August 21, 1998, the Company settled a liability with a royaltor by making a cash payment and issuing 200,000 shares of common stock in exchange for releasing the Company from an unsatisfied guaranteed minimum royalty obligation.

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

                    EMPIRE OF CAROLINA, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
             Three and Nine Months Ended September 30, 1998 and 1997
                                   (Unaudited)

1. SUMMARY OF BUSINESS OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

      During the second quarter of 1998, Empire of Carolina, Inc. ("Empire" or the "Company") completed the acquisition of all of the outstanding capital stock of Apple Sports, Inc. and Apple Golf Shoes, Inc. (See Note 2.) The consolidated condensed statements of operations include the results of the acquired companies for the four months from the acquisition date.

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

      The consolidated financial statements do not include adjustments relating to the recoverability and classification of recorded asset amounts, or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's ability to continue as a going concern is dependent upon its ability to renegotiate its secured credit facility, generate sufficient cash flow to meet its obligations on a timely basis and ultimately to attain profitable operations.

      Effective March 30, 1998, the bank lenders under the secured credit facility of Empire Industries, Inc., a wholly-owned subsidiary of the Company, agreed to certain amendments to the facility which provided additional availability during the Company's peak production periods, but which require that such additional funds be repaid by year end. Certain financial covenants, including tangible net worth and interest coverage, as defined, were amended. On November 11, 1998, the bank lenders waived a breach of the tangible net worth covenant at September 30, 1998, and reset that covenant to bring the Company into compliance with the loan agreement. The Company is actively engaged with the bank lenders in renegotiating the terms of the secured credit facility.

      Earnings per share - For the calculation of earnings per share for the three and nine months ended September 30, 1998 and 1997, all of the Company's options, warrants, convertible securities and contingently issuable shares are excluded from diluted earnings per share because they are anti-dilutive.

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

      The Adjustment Period is the period of time commencing on the first trading date after the date on which the Registration Statement under the Securities Act of 1933 filed June 29, 1998 was declared effective by the Securities and Exchange Commission and the Payment Shares in question are deemed fully transferable on an Exchange (July 10, 1998, the "Effective Date") and ending on the first calendar anniversary of the Effective Date.

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

      The following unaudited pro forma results of operations assume the transaction described above occurred as of January 1 of the period presented after giving effect to certain adjustments, including amortization of the negative excess of net assets purchased over cost:

                                                        1998             1997
                                                        ----             ----

Net sales                                            $  73,310       $  103,159
Loss from operations before income taxes                (2,818)          (4,741)
Net loss applicable to common stock                     (2,818)         (24,011)

Loss per share:
  Basic and diluted                                      (0.21)           (1.92)

         The pro forma financial information does not purport to be indicative of the results of operations that would have occurred had the transactions taken place at the beginning of the periods presented or of future results of operations. Net sales of the Apple Companies since the acquisition were $8.2 million.

3 INVENTORIES

      A summary of inventories, by major classification, at September 30, 1998 and December 31, 1997 is as follows (in thousands):


                                                  September 30,   December 31,
                                                      1998           1997
                                                      ----           ----
Finished goods                                      $ 14,101      $  7,336
Raw materials and purchased parts                      2,092         1,990
Work-in-process                                          434           607
                                                  ----------     ---------
                                                    $ 16,627      $  9,933
                                                  ==========     =========

      Inventories are net of writedowns for lower of cost or market reserves of $7,211,000 and $7,050,000 at September 30, 1998 and December 31, 1997,
respectively.

4. COMMITMENTS AND CONTINGENCIES

         Royalty agreements - The Company is obligated to pay certain minimum royalties under various trademark license agreements which aggregate approximately $6.2 million through their initial minimum terms expiring through June 30, 2002.

         Letters of credit - The Company had outstanding commitments under letters of credit totaling approximately $1,186,000 at September 30, 1998.

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

         Contingencies - The Company has been identified as a potentially responsible party, along with numerous other parties, at various U. S. Environmental Protection Agency ("EPA") designated superfund sites. The Company is vigorously contesting these matters. It is the Company's policy to accrue remediation costs when it is possible that such costs will be incurred and when they can be reasonably estimated. The Company had reserves for environmental liabilities of $98,000 as of September 30, 1998 and $125,000 as of December 31, 1997. The amount accrued for environmental liabilities was determined without consideration of possible recoveries from third parties. Estimates of costs for future remediation are necessarily imprecise due to, among other things, the allocation of costs among potentially responsible parties. Although it is possible that additional environmental liability related to these matters could result in amounts that could be material to the Company's consolidated financial statements, a reasonably possible range of such amounts cannot presently be estimated. Based upon the facts presently known, the large number of other potentially responsible parties and potential defenses that exist, the Company believes that its share of the costs of cleanup for its current remediation sites will not, in the aggregate, have a material adverse impact on its consolidated financial statements.


5.  NOTE PAYABLE

         The Apple Companies have banking facilities providing a line of credit up to $12,000,000 based on the Apple Companies accounts receivable and inventory balances, as defined, and secured by all assets of the Apple Companies. The facilities are for a three-year term at an interest rate of LIBOR plus 2 1/2% or prime at the Apple Companies' option and require adherence to certain financial covenants.

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

Results of Operations

         The 1998 amounts in the ensuing discussion include the results of operations of the Apple Companies for the period May 28, 1998 (date of acquisition) to September 30, 1998.

Three and Nine Months Ended September 30, 1998 Compared to Three and Nine Months Ended September 30, 1997

         Net Loss. The net loss applicable to common stockholders for the three months ended September 30, 1998 was $141,000 compared to $3.4 million for the three months ended September 30, 1997 and $4.6 million compared to $26.7 million for the nine month periods ended September 30, 1998 and 1997, respectively. In the prior year second quarter, the Company recorded a dividend of $19,720,000 on its then newly-issued Series A preferred stock to reflect the effect of a beneficial conversion feature of such stock as well as a discount resulting from the concurrent issuance of detachable warrants. Also in the prior year second quarter, the Company recognized a settlement benefit of $2.4 million upon termination of an international sales distribution agreement.

         The current year loss reflects improvements in gross margin, lower interest expense, and, for the nine months, lower selling and administrative expense, when compared to the 1997 loss of $3.4 million and $9.8 million for the three and nine months ended September 30, 1997, respectively, excluding the items noted above which impacted the second quarter of 1997.

         Net Sales. Net sales for the three and nine months ended September 30, 1998 decreased by $0.3 million, or 1.0%, to $29.0 million and decreased by $21.4 million, or 25.9%, to $61.3 million, respectively, compared to the three and nine months ended September 30, 1997. Decreases in sales result in part from management's plan to focus on more profitable lines and items in 1998. Sales of marginally profitable lines including the steel-walled pool product line and products closed out in 1997 or discontinued thereafter, decreased from 1997 levels by approximately $0.7 million for the three months and $9.3 million for the nine months ended September 30, 1998, respectively. Decreased sales of Real Bugs(TM) ($0.1 million for the three months and $5.2 million for the nine months), decreased sales of seasonal product ($4.6 million for the three months and $5.3 million for the nine months) and the overall decrease in sales to a significant customer ($2.8 million for the three months and $7.9 million for the nine months ended September 30, 1998, respectively) adversely impacted the current year in comparison to the corresponding periods in the prior year. Offsetting the declines were sales of the newly reintroduced YoYo Balls(R) of approximately $3.5 million during the nine months ($1.0 million during the third quarter) of 1998 and net sales of the Apple Companies since their acquisition in May 1998 of $8.2 million ($5.8 million during the third quarter).

         Gross Profit Margins. Gross profit margins were higher for the three months (24.1%) and nine months (24.4%) ended September 30, 1998 as compared to the three months (19.2%) and nine months (17.9%) ended September 30, 1997, respectively, calculated by excluding the sales distribution settlement of $2.4 million that was recognized in the second quarter of 1997. The improvement in gross margins is attributable to lower costs of domestic operations, improved margins on imported items, the inclusion of Apple operations since June of 1998, and the reduction in 1998 sales of marginally profitable or discontinued product lines.

         Selling and Administrative ("S&A"). S & A expenses were comparable for the three months ended September 30, 1998 and 1997 at approximately 20% of net sales. S & A expenses were $2.8 million lower for the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997. Contributing to the decrease for the first nine months were reductions in advertising, sales commissions and royalties ($1,588,000), commensurate with the reduction in sales; reductions in executive, marketing, customer support and administrative staff ($487,000), and elimination of consulting fees which had been $412,000 during the first nine months of 1997. Due to the decrease in sales for the nine months, however, S & A expenses as a percentage of net sales were 26.6% for the nine months of 1998 as compared to 23.1% for the nine months of 1997.

         Interest Expense. Interest expense was $1.2 million and $3.3 million for the three and nine months ended September 30, 1998 as compared to $1.4 million and $5.5 million for the three and nine months ended September 30, 1997. Interest expense was lower due to the conversion of debt to equity in the second quarter of 1997 and the use of proceeds from the sale of Series A convertible preferred stock to reduce debt.

         Income Taxes. Due to the Company's expectation of a tax loss for 1998, no tax benefits were provided at the federal statutory rate during the first nine months of 1998. The benefit of $1,749,000 originally provided during the first six months of 1997 was reduced to $-0- in the third quarter of 1997.


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

         The consolidated financial statements do not include adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's ability to continue as a going concern is dependent upon its ability to renegotiate its secured credit facility, generate sufficient cash flow to meet its obligations on a timely basis and ultimately to attain profitable operations.

         Effective March 30, 1998, the bank lenders under the secured credit facility of Empire Industries, Inc., a wholly-owned subsidiary of the Company, agreed to certain amendments to the facility which provided additional availability during the Company's peak production periods, but which require that such additional funds be repaid by year end. Certain financial covenants, including tangible net worth and interest coverage, as defined, were amended. On November 11, 1998, the bank lenders waived a breach of the tangible net worth covenant at September 30, 1998, and reset that covenant to bring the Company into compliance with the loan agreement. The Company is actively engaged with the bank lenders in renegotiating the terms of the secured credit facility.

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

         Capital expenditures, principally for the purchase of tooling for new products and equipment, were $468,000 for the first nine months of 1998 compared to $694,000 for the first nine months of 1997.

         The Company is subject to various actions and proceedings, including those relating to intellectual property matters, environmental matters and product liability matters. See notes to consolidated condensed financial statements.


Year 2000 Readiness Disclosure

         The inability of computers, software and other equipment to recognize and properly process data fields containing a two-digit year is commonly referred to as the Year 2000 Readiness Issue. As in the case with most companies using computers, the Company is in the process of addressing its Year 2000 Readiness.

         During the second quarter of 1998, the Company assigned a manager to the Year 2000 project and engaged consultants to help evaluate the overall business requirements of its systems. The Company anticipates achieving Year 2000 readiness for its information technology systems in addition to meeting other customer requirements through the implementation of new software as a result of this evaluation. The time frame of the overall process, which began in the second quarter of 1998, is expected to result in software selection before the end of 1998, and full implementation by the end of the second quarter of 1999.

         Also during the second quarter of 1998, the Company began evaluating the Year 2000 readiness of its non-information technology systems. The Company believes that the majority of these systems will not be affected by the Year 2000 issue, and is evaluating options to address any non-information technology systems that will be so effected.

         The Company has not definitively quantified the potential cost for the new management information software, or the portion which relates to Year 2000 readiness, but estimates that modifications to existing software to achieve Year 2000 compliance would cost approximately $300,000. During the first nine months of 1998, the Company has spent $40,000 for consulting fees relating to the evaluation of the business requirements of its management information system and its Year 2000 readiness.

         Because of the nature of its business and seasonality, the Company feels its exposure to Year 2000 problems could be contained to specific areas. However, in the event that the new management software is not fully functional or if certain non-information technology systems have not been updated by the end of 1999, the Company would handle any such scenarios by using manual overrides, outsourcing services, or relying upon its current PC based software.

Backlog

         The Company had open orders of $9.0 million and $6.7 million as of September 30, 1998 and September 30, 1997, respectively. Open orders at September 30, 1998 mainly reflected orders for boys and girls toys and seasonal products. Fulfillment of toy orders is also dependent on timely receipt of goods manufactured in Asia. Recent shipments from Asia have experienced delays or backlog caused by lack of marine containers, delays at the Panama Canal and problems with air shipments from Hong Kong, among other reasons. The Company believes that because order patterns in the retail industry vary from time to time, open orders on any date in a given year are not a meaningful indication of the future sales. Orders placed in the first quarter are at the forefront of orders to be received for fall toy and holiday product sales.


                           PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

      (a) Index and Exhibits

Exhibit No.        Description
----------         -----------

     2.1          Stock Purchase Agreement dated July 29, 1988, by and among
                  Clabir, Clabir Corporation (California), HMW Industries, Inc.
                  and Olin Corporation.(1)
     2.2 Agreement and Plan of Merger, dated as of November 14, 1989, between AmBrit, Inc. ("AmBrit") and Empire of Carolina, Inc.
                  (the "Company"), including amendment thereto, dated as of December 4, 1989.(2)
     2.3 Agreement and Plan of Merger, dated as of November 14, 1989, by and among the Company, Clabir Corporation ("Clabir") and CLR Corporation, including amendment thereto, dated as of December 4, 1989.(2)
     2.4          Sale and Purchase Agreement between the Company and Cargill,
                  Incorporated, dated September 30, 1992.(3)
     2.5          Purchase Agreement among Conopco, Inc., the Company, The Isaly
                  Klondike Company, Inc., The Isaly Company, Popsicle
                  Industries, Ltd., Ice Cream Novelties, Inc. and Smith &
                  O'Flaherty Limited, dated as of January 27, 1993.(4)
     2.6 Agreement and Plan of Reorganization, dated October 13, 1994, by and among the Company, Marchon, Inc. ("Marchon") and the stockholders of Marchon.(5)
     2.7          Agreement dated August 31, 1995, among the Company, CLR
                  Corporation, Clabir Corporation, Olin Corporation and General
                  Defense Corporation.(7)
     3.1          Restated Certificate of Incorporation of the Company.(6)
     3.2 First Amendment to Restated Certificate of Incorporation of the Company.(8)
     3.3          Amended and Restated By-Laws of the Company.(9)
     3.4          Certificate of Designation of the Series B Junior
                  Participating Preferred Stock.(10)
     3.5          Certificate of Designation Relating to Series A Preferred
                  Stock.(11)
     3.6          Certificate of Designation Relating to Series C Preferred
                  Stock.(11)
     4.1          Form of specimen certificate representing the Company's Common
                  Stock.(12)
     4.2          Excerpts from the Company's amended By-Laws and the Company's
                  Restated Certificate of Incorporation relating to rights of holders of the Company's Common Stock.(6)
     4.3          Rights Agreement, dated as of September 11, 1996, between
                  Empire of Carolina, Inc. and American Stock Transfer & Trust
                  Company as Rights Agent, which includes (i) as Exhibit A thereto the form of Certificate of Designation of the Series B
                  Junior Participating Preferred Stock, (ii) as Exhibit B thereto the form of Right certificate (separate certificates for the Rights will not be issued until after the Distribution
                  Date) and (iii) as Exhibit C thereto the Summary of Stockholder Rights Agreement.(10)


  Exhibit No.        Description
  ----------         -----------

     4.4          Warrant Agreement dated as of June 17, 1997 between the
                  Company and the holders from time to time of the warrants.(11)
     4.5          Second Amendment dated as of June 12, 1997 to Rights
                  Agreement, dated as of September 11, 1996 between Empire of Carolina, Inc. and American Stock Transfer
                  & Trust Company as Rights Agent.(11)
     4.6          Promissory Note from the Company to Smedley Industries, Inc.
                  Liquidating Trust in the amount of $2,500,000.(11)
     4.7 First Amendment dated as of May 5, 1997 to Rights Agreement of September 11, 1996, between Empire of Carolina, Inc. and
                  American Stock Transfer and Trust Company as Rights Agent.(13)
     9.1          Voting Agreement, dated September 30, 1994, by and between
                  Halco Industries, Inc. ("Halco") and Steve Geller.(5)
     10.1         Amended and Restated 1994 Stock Option Plan of the Company.(9)
     10.2         Empire of Carolina, Inc. 1996 Outside Directors Stock Option
                  Plan.(14)
     10.3         Empire of Carolina, Inc. 1996 Employee Stock Purchase Plan.(14)
     10.4         Employment Agreement, dated July 15, 1994, by and among the
                  Company, Empire Industries, Inc.("EII") and Steven Geller.(15)
     10.5         Employment Agreement, dated July 15, 1994, by and among the
                  Company, EII and Neil Saul.(15)
     10.6         Settlement and Termination Agreement with Neil Saul.(7)
     10.7         Stock Purchase Agreement, dated July 15, 1994, among Steven
                  Geller, Maurice A. Halperin, individually and as custodian for the benefit of Lauren Halperin and Heather Halperin, Carol A. Minkin, individually and as custodian for the benefit of Joshua Minkin and Rebecca Minkin, and Halco (the Halperins and Minkins, collectively, the "Halperin Group").(5)
     10.8 Redemption Agreement, dated September 30, 1994, by and between the Company and the Halperin Group.(5)
     10.9         Omnibus Agreement, dated September 30, 1994, by and among the
                  Halperin Group, Steven Geller, the Company and EII.(5)
     10.10        Stockholders' Agreement, dated October 13, 1994, by and among
                  Steven Geller, Marvin Smollar and Neil Saul.(5)
     10.11 Investor's Rights Agreement, dated October 13, 1994, by and among the Company, Marvin Smollar, Kar Ye Yeung, Tyler Bulkley and Harvey Katz.(5)
     10.12        Stockholders' Agreement dated October 13, 1994, among Steven
                  Geller, Marvin Smollar and Neil Saul.(5)
     10.13 Debenture Purchase Agreement, dated as of December 2, 1994, among the Company, WPG Corporate Development Associates IV
                  (Overseas), Ltd., Westpool Investment Trust PLC, Glenbrook
                  Partners, L.P., Eugene Matalene, Jr., Richard Hockman, Weiss,
                  Peck & Greer, as Trustee under Nora E. Kerppola IRA, Peter
                  B. Pfister and Weiss, Peck & Greer, as Trustee under Craig S.
                  Whiting IRA and WPG Corporate Development Associates IV, L.P.
                  (all of such parties, other than the Company, collectively, the "WPG Group").(16)
     10.14 Registration Rights Agreement, dated as of December 22, 1994, by and between the Company, and the WPG Group.(16)
     10.15 Shareholders' Agreement, dated December 22, 1994, by and among the WPG Group, Steven Geller, Neil Saul, Marvin
                  Smollar and Champ Enterprises Limited Partnership.(16)
     10.16 Stock Purchase Agreement, dated as of December 22, 1994, between WPG Corporate Development Associates IV (Overseas),
                  Ltd. and Steven Geller.(16)
     10.17        Assignment and Assumption Agreement dated as of June 21, 1995 between the Company and EAC.(6)
     10.18 Assignment dated as of May 22, 1995 between the Company and Carnichi Limited.(6)


Exhibit No.        Description
----------         -----------

     10.19        Lease dated July 7, 1995 between Buddy L Inc. Debtor-in-
                  Possession  ("Buddy L") and Empire Acquisition Corp., Inc.
                  ("EAC").(6)
     10.20 Form of Subscription Agreement executed in connection with subscription of Common Stock and Preferred Stock by WPG
                  Corporate Development Associates IV (Overseas), L.P., Westpool
                  Investment Trust PLC, Glenbrook Partners, L.P., and WPG Corporate Development Associates IV, L.P.(6)
     10.21        Shareholders' Agreement ("Shareholders' Agreement") dated
                  December 22, 1994 among WPG Corporate Development Associates
                  IV, L.P., WPG Corporate Development Associates IV (Overseas),
                  Ltd., Weiss, Peck & Greer, as Trustee under Craig S. Whiting
                  IRA, Peter Pfister, Weiss, Peck & Greer, as Trustee under Nora
                  E. Kerppola IRA Westpool Investment Trust, PLC, Glenbrook
                  Partners, L.P., Steve Geller, Neil Saul, Marvin Smollar and
                  Champ Enterprises Limited Partnership.(17)
     10.22        Amendment No. 2 to Shareholders' Agreement dated as of June
                  29, 1995 among WPG Corporate Development Associates IV, L.P.,
                  WPG Corporate Development Associates IV (Overseas), Ltd., as the exempt transferee of WPG Corporate Development Associates
                  IV (Overseas), Ltd., certain persons identified on Schedule I of Amendment No. 2 to the Shareholders' Agreement, Geller,
                  Saul and the Trust as the permitted transferee of Champ
                  Enterprises Limited Partnership.(6)
     10.23        Registration Rights Agreement ("Registration Rights
                  Agreement") dated as of December 22, 1994 by and among Empire of Carolina, Inc., WPG Corporate Development Associates IV,
                  L.P., WPG Corporate Development Associates IV (Overseas),
                  Ltd., Weiss Peck & Greer, as Trustee under Craig Whiting IRA,
                  Peter B. Pfister, Weiss, Peck & Greer, as Trustee under Nora
                  Kerppola IRA, Westpool Investment Trust PLC and Glenbrook
                  Partners, L.P.(17)
     10.24        Amendment No. 1 to Registration Rights Agreement.(6)
     10.25        Loan and Security Agreement dated May 29, 1996 among LaSalle
                  National Bank ("LaSalle"), BT Commercial Corporation ("BTCC") and EII, with exhibits and security instruments.(18)
     10.26        First Amendment to Amended and Restated Loan and Security
                  Agreement among LaSalle, BTCC, Congress Financial Corporation
                  (Central) ("Congress") and EII, with exhibits.(19)
     10.27 Consent and Second Amendment to Loan and Security Agreement among LaSalle, BTCC, Congress, the CIT Group/Credit Finance,
                  Inc. ("CIT"), Finova Capital Corporation ("Finova") and
                  EII.(20)
     10.28        Third Amendment to Loan and Security Agreement among LaSalle,
                  BTCC, Congress, CIT, Finova and EII.(21)
     10.29 Securities Purchase Agreement dated as of May 5, 1997 among the Company, HPA Associates, LLC and EMP Associates, LLC.(22)
     10.30        Amendment No. 1 dated as of June 5, 1997 to Securities
                  Purchase Agreement dated as of May 5, 1997 among the Company,
                  HPA Associates, LLC and EMP Associates, LLC.(11)
     10.31 Buddy L Settlement Agreement, dated as of June 17, 1997 between the Company and Smedley Industries Inc. Liquidating
                  Trusts ("SLM").(11)
     10.32        Letter of the Company to Pellinore Securities Corp., Axiom
                  Capital Management, Inc. and Commonwealth Associates, Inc.
                  regarding the registration rights provisions affecting the Series A Preferred Stock.(11)
     10.33        Buddy L Registration Rights Agreement dated as of June 17,
                  1997 between the Company and SLM.(11)




Exhibit No.        Description
----------         -----------

     10.34        WPG Registration Rights Agreement dated as of June 17, 1997 among the Company and WPG Corporate Development Associates IV,
                  L.P., WPG Corporate Development Associates IV (Overseas),
                  Ltd., Weiss, Peck & Greer, as trustee under Craig Whiting IRA,
                  Peter B. Pfister, Weiss, Peck & Greer as Trustee under Nora
                  Kerppola IRA, Westpool Investment Trust, PLC, Eugene M.
                  Matalene, Jr., Richard Hochman, and Glenbrook Partners, L.P.
                  (collectively the "WPG Affiliated Entities").(11)
     10.35        WPG Release Agreement dated as of June 17, 1997 between the
                  Company and the WPG Affiliated Entities.(11)
     10.36        Fourth Amendment to Loan and Security Agreement among LaSalle,
                  BTCC, Congress, CIT, Finova and EII.(23)
     10.37        Fifth Amendment to Loan and Security Agreement among LaSalle,
                  BTCC, Congress, CIT, Finova and EII.(24)
     10.38        Sixth Amendment to Loan and Security Agreement among LaSalle,
                  Congress, CIT, Finova and EII.(25)
     10.39        First Amendment dated January 22, 1998 to the Warrant
                  Agreement dated June 17, 1997 between Empire of Carolina, Inc.
                  and the holders from time to time of the Warrants.(23)
     10.40        Share Purchase Agreement by and between the Shareholders of
                  Apple Sports, Inc. and the Shareholders of Apple Golf Shoes,
                  Inc. as Sellers and Empire of Carolina, Inc. as Purchaser,
                  dated April 10, 1997. (26)
     10.41        Empire of Carolina, Inc. 1998 Stock Option Plan. (26)
     10.42        Loan and Security Agreement dated May 27, 1998 among LaSalle
                  National Bank and Apple Sports, Inc.(27)
     10.43        Loan and Security Agreement dated May 27, 1998 among LaSalle
                  National Bank and Apple Golf Shoes, Inc.(27)
     10.44        Loan and Security Agreement dated May 27, 1998 among LaSalle
                  National bank and Dorson Sports, Inc.(27)
     10.45        Seventh Amendment to Loan and Security Agreement dated
                  November 11, 1998.
     21           Subsidiaries of the Company.(27)
     27           Financial Data Schedule.

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

    (27) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 and incorporated by reference.

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


                                                   EMPIRE OF CAROLINA, INC.


                                                   \s\ William H. Craig
                                                   ----------------------------
                                                   William H. Craig
                                                   Executive Vice President and
                                                   Chief Financial Officer


                                                   Dated:  November 12, 1998
                                                           -----------------