Form 10-K
period 1998-12-31
EMPIRE OF CAROLINA INC
filed 1999-03-30
CIK 312840

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                              --------------------
                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998
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

The aggregate market value of the voting stock held by non-affiliates of the Registrant, as of March 15, 1999, was $11,184,000 (assuming solely for the purpose of this calculation that all directors and officers of the Registrant are "affiliates").

The number of shares outstanding of the Registrant's Common Stock, par value $.10 per share, as of March 15, 1999, was 16,328,000.

Documents Incorporated by Reference: Certain portions of the Registrant's Proxy Statement relating to Registrant's annual meeting of stockholders are incorporated by reference into Part III of this Form 10-K.

                                     PART I

ITEM 1. BUSINESS.


GENERAL

Empire of Carolina, Inc., a Delaware corporation, whose predecessor entity was organized in 1939, and its subsidiaries ("Empire" or the "Company") design, manufacture and market a broad variety of consumer products including toys, plastic decorative holiday products and, since May 1998, golf accessories. The Company's executive offices are located at 5150 Linton Boulevard, Delray Beach, Florida 33484, telephone (561) 498-4000.

Empire has been a toy and holiday products manufacturer for approximately 45 years. Its products include Big Wheel(R) ride-ons; Grand Champions(R) collectible horses; Buddy L(R) vehicles; Crocodile Mile(R) water slides; Water Works(TM) pools; Snow Works(TM) winter sleds, toboggans and snow boards; and holiday products featuring plastic decorative holiday display items.

Seeking to expand into other consumer product lines, on May 28, 1998, Empire acquired all of the issued and outstanding shares of capital stock of Apple Sports, Inc. and Apple Golf Shoes, Inc., (collectively, the "Apple Companies"), in a non-cash transaction for shares of Company stock. See Note 3 of notes to consolidated financial statements. The Apple Companies have manufactured and distributed Wilson(R) and Wilson Staff(R) golf shoes and other Wilson(R) accessories, including gloves, head covers and practice aids, since 1986.

The Company's net sales were $80.5 million, $99.5 million and $148.9 million, respectively, for the years ended December 31, 1998, 1997 and 1996. Net sales in 1998 includes $12.9 million of Apple Companies' sales since their acquisition. In 1998, the operating loss and net loss were $2.9 million and $7.1 million, respectively. In 1997, the operating loss and net loss were $14.2 million and $21.1 million, respectively. In 1996, the Company incurred an operating loss of $47.3 million, which included nonrecurring and special charges of $21.0 million, yielding a net loss of $46.2 million.

The Company had positive operating cash flows during 1998 of $7.4 million. Margins have improved from 1997 and manufacturing costs have been reduced, reflecting improved factory operations during 1998, with a higher percentage of on time deliveries and a lower overhead structure.

The net loss for 1998 was $7.1 million as compared with a net loss of $21.1 million for 1997. Despite the improvements made during 1998, the Company continues to operate under tight cash constraints. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and notes to consolidated financial statements.


INDUSTRY

The Company designs, manufactures and markets a broad variety of consumer products including toys, holiday products and golf accessories.

THE TOY INDUSTRY

According to the Toy Manufacturers of America, Inc. ("TMA"), an industry trade group, total domestic shipments of toys, excluding video games and accessories, were approximately $15.2 billion in 1998, a slight decrease from the prior year. According to the TMA, the United States is the world's largest toy market, followed by Japan and Western Europe. The Company competes with several larger toy companies, such as Mattel, Inc. ("Mattel") and

Hasbro, Inc. ("Hasbro"), and many smaller companies in the design and development of new toys, the procurement of licenses, the improvement and expansion of previously introduced products and product lines and the marketing and distribution of toy products.

Many factors influence the success of a given toy or product line including product design, play value, pricing, marketing, in-store exposure and product availability. While the success of some toy categories vary, other categories generally perform well from year to year. The perennial best sellers, which form the backbone of the toy business, are referred to as "core" or "staple" toys. Products with relatively short life cycles are referred to as "fad" or "promotional" items. The Company has focused its toy sales on such "core" or "staple" toys as Buddy L(R) vehicles, Grand Champions(R) collectible horses and Big Wheel(R) ride-ons. Along with providing opportunities for fun and learning, toys traditionally mirror scientific progress, changes in social attitudes and topical customs and values from the adult world. Many of the toys which garner the most attention reflect the latest technological advances, incorporate characters made popular in other mediums or are innovative extensions of core products.

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

Toy manufacturers sell their products either directly to retailers or to wholesalers who carry the product lines of many manufacturers. There are thousands of retail outlets in the United States which sell toys and games. These outlets include: small, independent toy stores; large toy specialty retailers; general merchandise discount chains; department, drug and variety stores; gift and novelty shops; price clubs and mail order catalogues. Despite the broad number of toy outlets, retail toy sales have become increasingly concentrated through a small number of large chains, such as Toys "R" Us, Inc. ("Toys "R" Us"), Wal-Mart Stores, Inc. ("Wal-Mart"), Kmart Corporation ("Kmart") and Target Stores, Inc., a division of Dayton-Hudson Corp. ("Target"), which generally feature a large selection of toys, and seek to maintain lean inventories to reduce their own inventory risk. This concentration, which was estimated by the TMA to be approximately 50% of retail toy sales in 1997, has tended to favor larger manufacturers which are able to offer these retail chains broader product offerings, higher levels of advertising and marketing support, and consistent product support through electronic data interchange and just-in-time delivery programs. The Company believes that the leading toy retailers desire to have a greater number of toy suppliers which offer a variety of quality, branded product lines and which have the financial strength to support the retailers' product distribution requirements.

Licensing is an increasingly important factor in the consumer products. The Company currently offers licensed products across the majority of its product lines. The Company intends to continue to pursue licensing opportunities that fit its business plan.

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

THE GOLF INDUSTRY

According to the National Golf Foundation (NGF), in 1997 there were over 26 million golfers in the United States, with over 16,000 golf courses to choose from. Per NGF statistics, this reflects a 33% increase in golfers and a 20% increase in courses since 1986, with the number of courses growing at a rate of almost 400 per year.

It is estimated that golfers spend over $15 billion annually on equipment and playing fees. Of this, it is estimated that $2.8 billion is spent on equipment and accessories other than clubs. After golf balls, the majority of this spending is of the type of golf accessories offered by the Company.


PRODUCTS

RIDE-ONS

The Company's ride-on products include pedal-driven, battery operated and foot-to-floor models. Big Wheel(R), an internationally recognized branded product, is a three-wheeled, pedal-driven ride-on targeted to appeal to children seven and under and has been marketed in the United States since 1970. Introduced new for 1999 is the Snap 'N Stay(TM) model, an easy to assemble Big Wheel(R) which assembles without tools. Big Wheels(R) are manufactured in a variety of sizes and designs.

OUTDOOR

Crocodile Mile(R) water slides are targeted to the five years old to teen age groups. Water Works(TM) spring and summer products include the Crocodile Mile(R) line of water slides, small plastic wading pools targeted to toddlers through adult groups and plastic sand boxes targeted to children. New to the Water Works(TM) line for 1999 is a group of licensed summer products featuring the Rugrats(TM) characters on sprinklers, pools, floats and inflatables. Snow Works(TM) winter products consist of plastic sleds, toboggans, snowboards and saucers that come in a variety of styles, sizes and colors. While considered toys, they are also distributed in the traditional sporting goods market and are targeted to the toddler to teen age groups.

HOLIDAY PRODUCTS

This family of highly decorated plastic products comes in a range of colors, styles and sizes for three major holidays: Easter, Halloween and Christmas. These products include Easter baskets and bunnies; Halloween pumpkin baskets, scarecrows and ghosts; and Christmas nativity scenes, Santa Clauses, snowmen and outdoor candles. Certain of these products are illuminated. Light Toppers(R) Halloween and Christmas decorations offer an innovative way to decorate walkways and trees.

GIRLS AND BOYS TOYS

GIRLS TOYS. Grand Champions(R) The Most Beautiful Horses in the World (TM), is a branded line of collectible horses and accessories which includes realistically sculpted and detailed horses. The Grand Champions(R) line has been offered for eleven years, and has grown through introductions of new breeds, poses, colors, features and packaging. The Feed 'N Nuzzle(TM) collection playsets feature realistic stallions, mares and foals that eat and nuzzle like live horses. Thoroughbred Champions(R) stallion and mare collections and Show Champions(TM) dog assortments were added to the Grand Champions(R) line in 1998.

BOYS TOYS. Empire's boys toy lines consist of Buddy L(R) vehicles and preschool products. Buddy L(R) vehicles, which were first made in 1921, include a wide variety of cars, trucks, motorcycles, airplanes and helicopters in multiple sizes, many featuring electronic voice, lights, and sounds. Some models are motorized. New for 1999 are Super Tech Turbo Wheels(TM), a line of realistic licensed vehicles with computerized displays that prompt children to "care" for their vehicles. New for 1998 were YoYo Balls(R) and YoYo Ball(R) Pets, yoyos that always come back to you, the latter being covered with plush animal figures. In the preschool category, the Company recently introduced an assortment of Big Bruiser(R) Adventure Playsets which combine themed vehicles pulling trailers, with drivers and animals.

GOLF ACCESSORIES

Golf accessories include virtually all golf related items other than clubs, bags and balls. Most of the golf accessories are marketed under the Wilson(R), Wilson Staff(R) or Ultra(R) names. Golf shoes, golf carts and golf umbrellas in many styles are also offered. Soft padded Aviator(TM) travel covers and hard plastic Aviator Plus(TM) wheeled travel covers are available for the golfer on the go. Other accessories include head covers, tees, golf shoe accessories, towels, and practice aids like the EZ-Putt(TM) putting green.

CONTRACT MOLDING

Contract molding and assembly for original equipment manufacturers ("OEM") is a line of business that the Company began to pursue in 1998 in an effort to utilize a higher percentage of the production capacity of its domestic manufacturing facility (see "Manufacturing"). OEM sales were immaterial in 1998, but formed the foundation for increased OEM revenues in 1999.


MARKETING AND SALES

The Company's products are sold throughout the world, with the United States representing approximately 93% of 1998 and 1997 sales. The balance is sold primarily in Canada, Western Europe and South America. In the United States, the Company's products are distributed directly to large retailers, including independent toy stores, toy specialty retailers, general merchandise chain stores, department stores, gift and novelty shops and other retail outlets and, to a lesser extent, wholesalers who carry the product lines of many manufacturers. Decorative holiday products are also sold through home improvement and lawn and garden chains. Golf accessories are also sold through sporting good stores, golf courses and pro shops. International sales of the Company's products are made primarily through distributors and, to a lesser extent, through direct sales to retailers.

Although the Company sells to over 1,000 accounts, the Company's three largest customers accounted for an aggregate of approximately 52% of its sales in 1998. Percentages of the Company's consolidated sales to customers who accounted for more than 10% during the last three years are as follows:

                               1998               1997               1996
                            ------------       ------------       ------------
        Wal-Mart                22%                21%                25%
        Toys "R" Us             17%                26%                19%
        Target                  13%                13%                  *

* less than 10%

No other customer accounted for more than 10% of the Company's consolidated sales in those years. The loss of, or deterioration of the Company's relationship with, one or more of the Company's largest customers could have a material adverse effect on the Company's business, financial condition and results of operations.

In general, the Company's major toy customers review its product lines and product concepts for the upcoming year at showings beginning in January and February. By the end of June, the Company has historically received orders or order indications for a substantial majority of its full year's toy business. As is customary, these orders generally may be canceled without penalty at any time prior to shipment. Historically, the greatest proportion of shipments of toy products to retailers occurs during the third and fourth quarters of each year. Shipments of golf accessories are generally heaviest in the second quarter and lightest in the fourth quarter of each year.

The Company markets its products through an in-house sales force of full-time salaried employees and independent sales organizations that cover most of the United States. Senior sales management supervises an independent sales network, with management controlling the largest accounts as house accounts. The Company maintains sales offices and showrooms in New York City, Long Island, New York and Hong Kong.

Historically, the Company's principal mode of advertising has been cooperative advertising and catalogues. The Company selectively uses television advertising, which generally focuses on the promotion of selected products from certain product lines, such as the Sound 'N Action(R) Stallion and Super Crocodile Mile(R) water slides, which reinforce and strengthen sales of product across broad product lines .


NEW PRODUCT DEVELOPMENT AND LICENSING

Through its product design and development group, the Company regularly refreshes, redesigns and extends existing product lines and develops new product lines. Product design and development are principally conducted by a group of professional designers and engineers employed by the Company. The Company will also enter into licensing agreements to utilize the name, character or product of a licensor as an extension of its core product categories. Management recognizes the importance of licensing and continues to conservatively participate in this marketing strategy.

The Company uses third party licenses to permit the Company to manufacture and market items based on names and properties which have developed licenses their own popular identity, often through exposure in various media such as television programs, movies and cartoons. The Company focuses on licensing agreements to extend its core product categories. The Company's current licenses include certain rights to Wilson(R), Harley-Davidson(R), Barbie(TM), Rugrats(TM), Chevrolet(R), Chrysler/Jeep(R) and Ford(R) properties.

The Wilson(R) license is significant for the marketing and sale of golf accessories and golf shoes. The Wilson(R) and other related trade names are licensed from the Wilson Sporting Goods Co. and are used on 84% of the golf accessories sold under a long term renewable license, the loss of which would have an adverse impact on the golf accessories business. No other license involved more than 5% of the Company's sales in 1998 and 1997.

During the year ended December 31, 1998 the Company spent approximately $1.4 million in connection with the design and development of products, exclusive of royalty payments, as compared to approximately $1.2 million during 1997. The timing and extent of future research and development expenditures will depend to a significant extent upon the availability of capital resources and the Company's business strategy.

Recent efforts have focused the product design group on developing items to improve the Company's profit margins and factory utilization. Before tools, dies and molds for new products are produced, the Company generally prepares mock-ups of such products for exhibition to its customers. The decision to include a new product and to build or have built the necessary tools, dies and molds generally requires preliminary acceptance of the new product by major customers. With respect to new product introductions, the Company's strategy is to begin production on a limited basis until a product's initial success has been proven in the marketplace. The production schedule is then modified to meet demand.


MANUFACTURING

The Company has substantial domestic manufacturing and international sourcing capabilities. Approximately 46% and 64% of the Company's consolidated net sales in 1998 and 1997, respectively, were attributable to products manufactured in the United States. The Company has considerable experience in sourcing products through the Far East, which has enabled the Company to develop extensive contacts and expertise in dealing with foreign sources of production. The Company evaluates a number of factors when determining whether to manufacture domestically or source through the Far East, including the available lead time, shipping and labor costs.

DOMESTIC

The Company believes that its 1.2 million square foot manufacturing facility in Tarboro, North Carolina is one of the largest plastic manufacturing facilities in the United States, and offers a broad array of manufacturing capabilities, including extrusion, vacuum, blow and injection plastic molding processes, as well as assembly, sealing and warehousing operations. The Company has concentrated production of its domestically manufactured products in the Tarboro facility.

The Company bases its production schedules on customer orders, historical trends, the results of market research and current market information. The actual shipments of products ordered and the order cancellation rate are affected by consumer acceptance of product lines, the strengths of competing products, marketing strategies of retailers and overall economic conditions. Unexpected changes in these factors can result in a lack of product availability or excess inventory in a particular product line. Accordingly, the Company closely monitors market activity and adjusts production schedules accordingly.

The Company manufactures its products chiefly from plastic resins. The Company purchases certain plastic and non-plastic component parts and accessories from various sources, including several located in Asia. Products are molded, assembled, painted, decorated and packaged at the Company's domestic facility and stored there for shipment.

The Company is actively marketing the plant capacity not currently utilized for consumer products to OEM manufacturers for the production of parts or subassemblies. The Company believes that its broad array of plastic molding equipment and assembly capabilities can be efficiently utilized for OEM production, spreading the factory overhead and lowering the cost of the Company's toys and holiday products.

FOREIGN

The Company sources products from various manufacturers in the Far East, directly or through its facilities in Hong Kong. Approximately 40 manufacturers are utilized for this purpose, with over 85% of this production taking place in China. The Company owns most of the tooling used in manufacturing its toys. Items sourced by the Company in the Far East generally are sold under letters of credit to U.S. and international customers. However, approximately 17% and 28% of the Company's foreign production (based on cost) during the years ended December 31, 1998 and 1997, respectively, was sold in inter-company transactions to Empire in the United States for inclusion in products assembled in the U. S. or for direct sales to U.S. customers.

Approximately 54% and 36% of the Company's net sales in the years ended December 31, 1998 and 1997, respectively, were attributable to products manufactured for the Company by unaffiliated parties in the Far East, substantially all of whom are located in the People's Republic of China ("China"). The Company has not entered into long-term contracts with any of these manufacturers. Accordingly, the Company expects to continue to be dependent upon these sources for timely production and quality workmanship. Given the seasonal nature of the Company's business, any delay or quality control problems of such manufacturers, delay in product deliveries, delay in locating or providing new tooling to acceptable substitutes, or delay in increasing the production of alternative manufacturers could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, foreign operations are subject to a number of risks, including transportation delays and interruptions, political and economic disruptions, labor strikes, the imposition of tariffs and import and export controls, changes in governmental policies, and fluctuations in currency exchange rates, the occurrence of any of which could have a material adverse effect on the Company's business, financial condition and results of operations. Many countries in the Asia Pacific region have recently experienced severe currency devaluations, credit shortages, high interest rates and other economic difficulties. Changes in Chinese labor market conditions in recent years have made it more difficult for Hong Kong based manufacturers, and in particular consumer products manufacturers, to obtain the work force necessary to meet aggressive seasonal production schedules. The

Company is working with its manufacturers to ensure timely delivery of the Company's product. However, there can be no assurance that such manufacturers will be able to meet the Company's production schedules.

The Company's foreign sourcing and contract manufacturing management office is located in Hong Kong, until recently a British Crown Colony. On July 1, 1997, China assumed sovereignty over Hong Kong. Consequently, the Company may be materially adversely affected by factors affecting Hong Kong's political situation and its economy or its international political and economic relations. There can be no assurance that China will continue to grant or renew or recognize existing licenses, or will continue to abide by the previously established policies, rules and regulations currently in effect. There can be no assurance as to the continued stability of political, economic, or commercial conditions in Hong Kong or that the Company's financial condition and results of operations will not be materially and adversely affected as a consequence of these events. In the event of any disruption or other political or economic change in Hong Kong or China affecting the Company's business, the Company may be required to seek alternate manufacturing sources. The Company currently does not have in place plans or arrangements for securing alternate manufacturing sources in the event that its present relationships with manufacturers prove impracticable to maintain, and there can be no assurance that there would be sufficient alternative facilities to meet the increased demand for production that would likely result from a disruption of manufacturing operations in China. Furthermore, such a shift to alternate facilities would likely result in increased manufacturing costs and could subject the Company's products to increased duties, tariffs or other restrictions.

China currently enjoys "most favored nation" ("MFN") status under United States tariff laws, which provides the most favorable category of United States import duties. There has been, and continues to be, opposition to the extension of MFN status for China. The loss of MFN status for China would result in a substantial increase in the import duty of consumer products (which vary depending on product category, and currently include duties of up to 70% for non-MFN countries) manufactured in China which would result in increased costs for the Company. Although the Company would attempt to mitigate this increased cost by shifting its production to other countries and/or increasing prices, there can be no assurance that the Company would be able to do so or be successful in doing so in a timely manner.

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

In 1998, the Company obtained approximately 84% of its petrochemical derivatives from one major domestic chemical company (77% from three suppliers in 1997) and the balance from several other sources. The Company has entered into a contract which sets forth pricing for 1999. The Company believes that an adequate supply of petrochemical derivatives is available from existing and alternate suppliers. There can be no assurance, however, that there will not be disruptions in the availability of such supply. The other materials necessary to the various aspects of the Company's business are generally available in the marketplace from numerous suppliers.

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

The sale of golf accessories and shoes is also very competitive. The primary competitors to Empire's golf shoe business are Dexter, Etonic, Foot Joy and Nike. Competition in the golf accessories business comes from a variety of manufacturers including Gold Eagle, Dennco and Ajay Sports, which manufactures Spaulding(R) licensed products.


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

The CPSC has requested that the Company provide it with information regarding specified products. The Company does not believe that these products are defective, or that any repair, replacement or repurchase will be required. If, however, products contributing materially to the Company's dollar volume of sales were to require repair, replacement or repurchase, the Company's business, financial condition and results of operations could be materially adversely affected.

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


EMPLOYEES

At March 15, 1999, the Company had approximately 375 employees in the United States, approximately 90 of whom were salaried, and approximately 25 employees in Hong Kong and China. If required by the Company's future operations, the Company believes it could supplement its work force through the recall of hourly production employees and the hiring of temporary employees. No employees are covered by a collective bargaining agreement.


FORWARD-LOOKING INFORMATION MAY PROVE INACCURATE

This Annual Report contains various forward-looking statements and information, including under the captions "Recent Developments" and "Management's Discussion and Analysis of Financial Condition and Results of Operations," that are based on management's beliefs as well as assumptions made by and information currently available to management, including statements regarding future economic performance and financial condition, liquidity and capital resources and management's plans and objectives. When used in this document, the words "expect," "anticipate," "estimate," "believe," and similar expressions are intended to identify forward-looking statements. Such statements are subject to various risks and uncertainties which could cause actual results to vary materially from those stated. Should one or more of these risks or uncertainties materialize or should underlying assumptions prove incorrect actual results may vary materially from those anticipated, estimated, expected or projected. Such risks and uncertainties include the Company's ability to manage inventory production and costs, to meet potential increases or decreases in demand, potential adverse customer impact due to delivery delays including effects on existing and future orders, competitive practices in the toy, golf and decorative holiday products industries, changing consumer preferences and risks associated with consumer acceptance of new product introductions, potential increases in raw material prices, potential delays or production problems associated with foreign sourcing of production and the impact of pricing policies including providing discounts and allowances, reliance on key customers, the seasonality of the Company's business, the ability of the Company to meet existing financial obligations in the event of adverse industry or other developments, and the Company's ability to obtain additional capital to fund future commitments and operations. Certain of these as well as other risks and uncertainties are described in more detail in the Company's Registration Statement on Form S-3 filed under the Securities Act of 1933, Registration No. 333-57963. The Company undertakes no obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

ITEM 2. PROPERTIES.



              LOCATION                        GENERAL CHARACTER AND USE OF PROPERTY
              OWNED: (1)                 SQUARE FEET                        USE
           ---------------------        --------------       ---------------------------------
           Tarboro, NC                    1,200,000        factory,   warehouse   and  office
                                                           space
           Tarboro, NC                       24,000        warehouse space

                 LEASED:
           Ronkonkoma, NY                    60,000        warehouse, office and showroom
                                                           space
           New York, NY                      29,000        showroom space (2)
           Delray Beach, Fl                  16,000        office space
           Hong Kong                          2,600        showroom
           Hong Kong                          1,200        showroom
           Hong Kong                          1,358        warehouse space

------------
(1) The real property owned by the Company is subject to liens in favor of its senior lenders.

(2) Approximately 22,000 square feet of the location is sub-leased.

Management believes that the Company's office space in Delray Beach and Hong Kong is larger than necessary and is seeking alternatives. Otherwise, in the opinion of management, the Company's various properties used in operations are generally in good condition and adequate for its business.


ITEM 3. LEGAL PROCEEDINGS.

INTELLECTUAL PROPERTY LITIGATION. George Delaney and Rehkemper I.D., Inc. v. Marchon, Inc. ("Marchon", an acquired company), is an action pending in the Circuit Court of Cook County, Illinois, which was commenced on December 3, 1990, arising from a business arrangement between the plaintiffs and Marchon, alleging an interest in one of Marchon's products. On November 22, 1991, the trial court judge issued an opinion and dismissed plaintiff's complaint with prejudice. Plaintiffs appealed and, on September 23, 1993, the Appellate Court reversed the dismissal and remanded the case for further proceedings. The plaintiffs have filed an amended complaint against the Company and a trial is scheduled for August 1999. Although the Company is vigorously contesting the matters set forth in the complaint, it is unable at this time to determine the extent of its financial exposure.

ENVIRONMENTAL MATTERS. The Company may be subject to potential environmental claims by the EPA and state environmental regulatory authorities. Neither the EPA nor any state environmental regulatory authorities have initiated or threatened litigation regarding any of these sites to date. It is the Company's policy to accrue remediation costs when it is probable that such costs will be incurred and when they can be reasonably estimated. As of December 31, 1998, the Company had reserves for environmental liabilities of approximately $98,000. Estimates of costs of future remediation are necessarily imprecise due to, among other things, the allocation of costs among potentially responsible parties. Although it is possible that additional environmental liability related to these matters could result in amounts that could be material to the Company's business, financial position and results of operations, a reasonably possible range of such amounts cannot presently be estimated. Based upon the facts presently known, the large number of other potentially responsible parties and potential defenses that exist, the Company believes that its share of the costs of clean-up for its current remediation sites will not, in the aggregate, have a material adverse impact on its consolidated financial statements.

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

TAX MATTERS. On November 13, 1996, the Internal Revenue Service ("IRS") issued the Company a notice of an asserted income tax deficiency in the amount of $1.3 million. The alleged deficiency related to the taxable year ended December 31, 1993 and involved the disallowance of deductions for officers' compensation, country club dues and a state intangible tax paid by Empire on behalf of two former officers. The Company filed a petition in the U. S. Tax Court on February 7, 1997 asking for a redetermination of the asserted deficiency. On January 26, 1998, the Company and the IRS filed with the Tax Court a Stipulation of Settled Issues, reducing the proposed deficiency to $4,307.

ROUTINE MATTERS. The Company is also involved from time to time in routine litigation incidental to its business. Although no assurance can be given as to the outcome or expense associated with any of these routine proceedings, the Company believes that none of such proceedings, either individually or in the aggregate, will have a material adverse effect on the financial condition of the Company.


ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.


                               EXECUTIVE OFFICERS

Information concerning the executive officers of the Company, their ages, position and business experience during the last five years is set forth below:


          Name                      Age            Positions(s)
          ----                      ---            ------------
Charles S. Holmes.............      54    Chairman of the  Board
Timothy Moran.................      35    President and Chief Executive Officer
William H. Craig..............      43    Executive  Vice  President - Finance  and Chief  Financial
                                           Officer
J. Artie Rogers...............      39    Senior Vice President- Finance and Assistant Secretary
Lawrence A.Geller.............      35    Vice President, General Counsel and Secretary


CHARLES S. HOLMES has served as a director of the Company since May 1997 and as Chairman of the Board of Directors since June 1997. Since 1991, Mr. Holmes has served as principal and is the sole stockholder of Asset Management Associates of New York, Inc., a New York-based firm specializing in acquisitions of manufacturing businesses. Mr. Holmes is an officer of HPA Associates, LLC.

TIMOTHY MORAN has served as President and Chief Executive Officer and as Director since May 1998. He was President and Chief Operating Officer from February 1998 to May 1998. Since February 1993, Mr. Moran was President of Apple Sports, Inc. and Apple Golf Shoes, Inc.

WILLIAM H. CRAIG has served as Executive Vice President - Finance and Chief Financial Officer since May 1997. Prior to joining the Company, Mr. Craig was President of Wm. Craig & Co., a financial services firm specializing in workouts and turnarounds with middle market companies. Formation of his own firm was preceded by nearly five years with GE Capital, lending and investing in industrial companies, with a particular emphasis in the plastics industry, including various cross-selling and co-investing activities with GE Plastics. Before GE Capital, Mr. Craig was with a merchant bank in Texas, providing expansion and acquisition capital on a mezzanine or equity basis in middle market companies, with particular emphasis on manufacturing, plastics, and consumer products. Mr. Craig's early career was as a consultant with the predecessor of Deloitte & Touche LLP, as well as GMAC.

J. ARTIE ROGERS has 13 years experience in the toy industry. Mr. Rogers has served as Senior Vice President-Finance of the Company since December 1994. From 1987 to December 1994, Mr. Rogers served as Vice President - Finance of the Company. From 1987 to December 1995, Mr. Rogers served as Secretary of the Company, and has served as Assistant Secretary since December 1995. Mr. Rogers is a certified public accountant, and prior to joining the Company in 1986, he worked for Deloitte Haskins & Sells, predecessor to the Company's current independent public accountants.

LAWRENCE A. GELLER has served as Vice President - General Counsel since January 1997 and as Secretary of the Company since December 1995. Mr. Geller joined the Company in April 1995 as corporate counsel. Prior to joining the Company, Mr. Geller was engaged in the practice of law with an emphasis on litigation as a partner with the firm of Imhoff & Geller in Norwalk, Connecticut from 1993 to 1995. During 1991 and 1992, Mr. Geller was an associate with the law offices of John W. Imhoff, Jr. and from 1989 to 1991 he was an associate with the law offices of Francis J. Discala. Mr. Geller is the son of Steven Geller, a former Director of the Company.

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


                                           1998                          1997
                                 -------------------------     -------------------------
                 QUARTER            HIGH          LOW             HIGH          LOW
               ------------        ------        -----           ------         ---
                   1st              $2.25        $1.31            $4.56          $ 2.88
                   2nd               1.63          .88             5.00             .63
                   3rd               1.19          .63             3.00            1.75
                   4th                .69          .44             2.50            1.38

In connection with the acquisition of the Apple Companies, the Company issued as consideration an aggregate of 5,000,000 shares of the Company's common stock. In the event that during the year following July 10, 1998, the closing daily market price of the Company's common stock trading on any nationally recognized stock exchange shall not be at a price of $2.00 per share or higher for each of 45 consecutive stock trading days, then Empire shall be obligated to pay additional consideration in the amount of 1,153,846 shares of Empire Common Stock, thereby bringing the number of shares of Empire common stock paid for the Acquisition to an aggregate of 6,153,846.

As of March 15, 1999, the number of holders of record of Common Stock was approximately 4,900.

SERIES A PREFERRED STOCK AND WARRANTS - The Series A preferred stock, $.01 par value per share, and warrants to purchase shares of the Company's common stock are listed on the American Stock Exchange under the symbols EMP.PRA and EMP.WS. Each warrant has a six-year term and entitles the holder thereof to purchase one share of common stock at an exercise price of $1.375 per share.

SERIES C PREFERRED STOCK - In June 1997, the Company's 9% convertible debentures in the original principal amount of $15 million were exchanged by the holders thereof for newly-issued shares of Series C preferred stock of the Company with an aggregate Stated Value (as defined in the Series C preferred stock Certificate of Designation) of $15 million. Each share of Series C preferred stock is convertible at any time, at the option of the holder thereof, into fully paid and nonassessable shares of common stock at rate of one share of common stock for each $2.00 of Stated Value of Series C preferred stock (subject to adjustment in certain circumstances).

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

ITEM 6. SELECTED FINANCIAL DATA.

The following selected financial data have been derived from the consolidated financial statements of the Company for the fiscal years 1998, 1997, 1996, 1995, and 1994. The selected financial data should be read in conjunction with the audited consolidated financial statements and notes thereto and with "Management's Discussion and analysis of Financial Condition and Results of Operations" included elsewhere herein. All amounts in the tables and notes below are in thousands, except per share data.

                                                                            YEAR ENDED DECEMBER 31,
                                                        -------------------------------------------------------------
                                                          1998(1)          1997      1996        1995 (2)     1994(3)
                                                         --------       --------     -----      --------    ---------
STATEMENT OF OPERATIONS DATA:
Net Sales ............................................  $  80,497    $  99,516    $ 148,908    $ 153,744    $  57,964
Sales distribution settlement ........................        --         2,400           --           --           --
Cost of Sales ........................................     62,120       87,524      133,464      111,905       40,557
Nonrecurring inventory charge ........................        --           --        12,185           --           --
Gross Profit .........................................     18,377       14,392        3,259       41,839       17,407
Selling and administrative expenses ..................     21,297       24,863       41,751       36,183       16,442
Restructuring and other charges ......................         --        3,739        8,800        7,550           --
Operating income (loss) ..............................     (2,920)     (14,210)     (47,292)      (1,894)         965
Interest expense .....................................      4,088        7,022       11,236        5,996        1,407
Other income (loss) ..................................        (66)         102           (5)         514        1,839
Net income (loss) before income taxes ................     (7,074)     (21,130)     (58,533)      (7,376)       1,397
Income tax expense (benefit) .........................         --           --      (12,332)      (2,875)         808
Net income (loss) ....................................     (7,074)     (21,130)     (46,201)      (4,501)         589
Accretion of noncash preferred stock dividend ........         --      (24,645)          --           --           --
Net income  (loss)  applicable  to common  stock .....  $  (7,074)   $ (45,775)   $ (46,201)   $  (4,501)   $     589

Weighted- average common shares outstanding
   -- basic and diluted ..............................     12,068        7,583        6,248        4,681       12,159
Income (loss) per common share
   -- basic and diluted ..............................  $    (.59)   $   (6.04)   $   (7.39)   $    (.96)   $     .05

BALANCE SHEET DATA (AT PERIOD END):
Working Capital ......................................  $  (6,350)   $ (10,608)   $ (30,498)   $   6,837    $   8,915
Total assets .........................................     57,646       63,576      127,860      140,153       67,956
Total debt ...........................................     23,997       23,413       80,721       71,106       22,249
Stockholders' equity .................................     15,757       15,453        1,771       30,462       20,577


(1) The results of operations for 1998 include the results of operations of the Apple Companies since their acquisition on May 28, 1998. See Note 3 of notes to consolidated financial statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

(2) The results of operations for 1995 include the results of operations of Buddy L since its acquisition on July 7, 1995.

(3) The results of operations for 1994 included the results of operations of Marchon since its acquisition on October 13, 1994.


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


GENERAL

The Company designs, manufactures and markets a broad variety of consumer products including toys, plastic decorative holiday products, and golf shoes and accessories. The Company has been involved in the toy and holiday products industries for approximately 45 years., Since mid-1994, the Company has undergone changes in management and effected three significant acquisitions which added core toy product lines and golf shoes and accessories to the Company. Toy lines include ride-ons, outdoor activities and holiday products which are primarily manufactured domestically, and girls and boys toys, which are sourced through Empire's Hong Kong office. Golf shoes and accessories which are primarily sold under license from Wilson(R) include golf carts, umbrellas, shoes and shoe accessories, travel covers, tees, head covers, gloves, towels and practice aids.

In October 1994, the Company acquired Marchon, Inc. ("Marchon"), a toy designer, marketer and manufacturer. Marchon's core toy products included Grand Champions(R) collectible horses and Crocodile Mile(R) water slides. Marchon had substantial experience at sourcing toy products in the Far East. In July 1995, the Company acquired substantially all of the toy product lines of Buddy L Inc. and its Hong Kong subsidiary (collectively, "Buddy L"), one of the oldest toy brands in the United States. Buddy L's core toy products included plastic toy cars, trucks and other vehicles bearing the Buddy L(R) name. In May 1998, the Company acquired the Apple Companies, manufacturers and distributors of Wilson(R) and Wilson Staff(R) golf shoes and other golf accessories.

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

Since 1997, management has focused on putting the Tarboro facility on a sound manufacturing base in order to regain the confidence of Empire's customers and reduce losses on domestic product. A new plant organization, including a new plant manager, has implemented cost cutting and control measures which have significantly reduced factory operating costs from prior year levels.

In May 1998, the Company acquired the Apple Companies, manufacturers and distributors of Wilson(R) and Wilson Staff(R) golf shoes and other Wilson(R) golf accessories since 1986. During 1998 the Company began to pursue contract molding for original equipment manufacturers, which is anticipated to expand in 1999.

During 1999, the Company will continue to rationalize its business, which includes focusing on the elimination of products or accounts that are not profitable. In addition, the Company is actively developing new products for 1999, as well as seeking to better utilize plant capacity by securing molding contracts from OEM manufacturers.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

The 1998 amounts in the ensuing discussions include the results of operations of the Apple Companies for the period May 28, 1998 (date of acquisition) to December 31, 1998.

NET SALES AND NET LOSS. The net loss for the year ended December 31, 1998 declined dramatically to $7.1 million from a net loss of $21.1 million for the year ended December 31, 1997, in spite of lower 1998 sales levels. The current year loss reflects improvements in gross margin, lower interest expense and lower selling and administrative expense. The net loss for 1997 includes a $4.5 million loss related to the (i) impairment of long-lived assets associated with discontinued product lines of $3.5 million and (ii) a $1.0 million loss on the sale of the steel walled pool business.

Net sales for the year ended December 31, 1998 decreased by $19.0 million or 19.1%, to $80.5 million from $99.5 million for the year ended December 31, 1997. Decreases in sales resulted in part from a focus on more profitable lines and products, reduced sales to a significant customer, and reduced sales of toy products nationally. Sales of marginally profitable lines including the steel-walled pool product line and products closed out in 1997 or discontinued thereafter, decreased from 1997 levels by approximately $9.3 million. Decreased sales of Real Bugs(TM) ($5.2 million), decreased sales of seasonal product ($6.5 million) and the overall decrease in sales to a significant customer ($8.1 million) adversely impacted the current year in comparison to the prior year. Offsetting the declines were sales of the newly reintroduced YoYo Balls(R) of approximately $4.5 million and net sales of the Apple Companies of $12.9 million.

During 1997 the Company received a $2.4 million settlement upon termination of an international sales distribution agreement.

GROSS PROFIT MARGINS. Gross profit margins, excluding the 1997 sales distribution settlement, were 22.8% for the year ended December 31, 1998 as compared to 14.8% for the year ended December 31, 1997. The improvement in gross margins is attributable to lower costs of domestic operations, improved margins on domestic items, the inclusion of Apple operations since their acquisition in May 1998, and the reduction in 1998 sales of marginally profitable or discontinued product lines.

SELLING AND ADMINISTRATIVE ("S&A"). Selling and administrative expenses were reduced during the year ended December 31, 1998 as compared to the previous year primarily due to the decreases in advertising, sales commissions and royalties ($2.8 million), commensurate with the reduction in sales, and elimination of consulting fees which had been $.4 million during 1997; offset by $.4 million increases in other S&A expenses resulting from the inclusion of the golf accessories business. Due to the decrease in sales, however, total selling and administrative expenses were 26.4% of sales for 1998 as compared to 24.9% in the prior year.

INTEREST EXPENSE Interest expense was $4.1 million for the year ended December 31, 1998 as compared to $7.0 million for the year ended December 31, 1997. Interest expense was lower in 1998 due to the conversion of debt to equity in the second quarter of 1997 and the use of proceeds from the 1997 sales of Series A convertible preferred stock to reduce debt, which, along with contracted operations reduced loan balances throughout 1998.

INCOME TAXES. For 1998 and 1997, the Company did not recognize any tax benefits related to the loss.

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

During 1997, the Company decided to eliminate the production of battery operated vehicles due to profitability issues. Battery operated vehicles sales declined by $16 million during 1997. In addition, 1997 sales of Big Wheelie(R) products decreased by $4.9 million.

The Company's sales in the holiday products category dropped almost $12.5 million during 1997. Stiff competition and lack of customer confidence in Empire's ability to fulfill orders based on the poor performance in 1996 are considered the main reasons for this decrease.

The consistency of sales in the girls and boys toys category, which are mostly manufactured in the Far East, showed the relative strength of the Grand Champions(R) and Buddy L(R) vehicle lines, supported by the Real Bugs(TM) and Record 'N Play(TM) toys introduced during 1997.

During 1997 the Company received a $2.4 million settlement upon termination of an international sales distribution agreement.

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

SELLING AND ADMINISTRATIVE ("S&A"). Selling and administrative expenses were reduced significantly during the year ended December 31, 1997 as compared to the previous year primarily due to the decreases in the following: executive, marketing and administrative staff (approximately $4.8 million); the outsourcing of warehouse management and shipping functions ($3.7 million); and new product development and customer support ($3.4 million). Total selling and administrative expenses were 25.0% of sales for 1997 as compared to 28.0% in 1996.

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

SEASONALITY OF SALES

Sales of many products are seasonal in nature. Purchase orders for toys are typically secured in the months of April, May and June so that by the end of June, the Company has historically received orders or order indications for a substantial majority of its full year's toy business. Products sold primarily in the spring and summer months include golf shoes and accessories, Water Works(TM) pools, Crocodile Mile(R) water slides and other items, which are shipped principally in the first and second quarters of the year and counter some of the seasonality associated with the Company's toy products. In addition, certain toys such as Big Wheel(R) ride-ons, Grand Champions(R) horses and Buddy L(R) vehicles ship year-round. Sales of holiday products are heavily concentrated in the Christmas and Halloween shopping seasons with substantially all shipments occurring the third and fourth quarters of the year. The Company's production generally is heaviest in the period from June through September. Typically over 60% of toy product revenues are generated in the second half of the year with September and October being the largest shipping months. As a result of the seasonality, a disproportionate amount of receivables are collected and trade credits are negotiated in the first calendar quarter of the following year. The Company expects that its quarterly operating results will vary significantly throughout the year.

LIQUIDITY AND CAPITAL RESOURCES

The Company has experienced operating difficulties during the past several years and sales have declined over this period. The net loss for 1998 was $7.1 million compared with a net loss of $21.1 million for 1997 and a net loss of $46.2 million for 1996.

Improvements since 1996 when the Company expanded to absorb two acquisitions include exiting unprofitable product lines, downsizing of operations through the elimination of underutilized assets and excess overhead, streamlining of manufacturing operations and attaining a higher percentage of on time deliveries.

Despite the improvements made during 1998 and 1997, the Company continues to operate under tight cash constraints.

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

The Company had positive operating cash flows during 1998 of $7.4 million, which primarily resulted from converting accounts receivable and inventory into cash.

Pursuant to the eighth amendment to the Company's secured bank facility, which amendment was effective March 9, 1999, the Company, through its domestic operating subsidiaries, has a series of cross-guaranteed secured bank lines which currently aggregate up to $50 million ($40 million for Empire Industries and $10 million for the Apple Companies) available for financing. As part of the Empire Industries facility, there is a three-year term loan of $6.8 million which requires monthly principal payments of $133,000. Also, up to $9 million of Empire Industries' availability is not tied by formula to the underlying assets and requires monthly repayment of $1.5 million commencing September 30, 1999 through February 29, 2000. The balance of the availability of borrowings for each subsidiary under the facilities is based on all domestic accounts receivable and inventory balances as defined, less outstanding commitments under letters of credit.

A substantial portion of the Company's shipments in the United States are sold with seasonal dating terms. Payments on sales of the Company's spring product lines produced domestically are generally due June 10th and payments on sales of its fall product lines are generally due December 10th. Goods sourced in the Far East are sold either under bank letters of credit with most payments received within 30 days of shipment or shipped to the U. S. and sold with domestic credit terms. A substantial portion of the Company's shipments of holiday products are made on terms that permit payment more than 90 days after shipment of merchandise. Such shipments are generally made after June and require payment by December 10 of the year in which shipment is made.

Due to the seasonality of its revenues, the Company's working capital requirements fluctuate significantly during the year. The Company's seasonal financing requirements are highest during the fourth quarter and lowest during the first quarter.

Empire Hong Kong, a subsidiary of the Company located in Hong Kong, meets its working capital needs through a bank credit facility which is due on demand. Empire Hong Kong can borrow up to approximately $714,000 at interest rates ranging up to 1.5% over the bank's best lending rates. The availability of borrowings is primarily based on Empire Hong Kong accounts receivable and inventory balances, as defined. All of Empire Hong Kong assets are collateralized under the loan agreements.

During 1998, the Company purchased the Apple Companies, in exchange for the issuance of 5 million shares of the Company's common stock, reimbursement of certain transfer and other fees of approximately $325,000 and, under certain circumstances, the issuance of up to an additional 1,153,846 shares of the Company's common stock.

Capital expenditures, principally for the purchase of tooling for new products and equipment, were $1.2 million for the year ended December 31, 1998 as compared to $924,000 for the year ended December 31, 1997.

The Company is subject to various actions and proceedings, including those relating to intellectual property matters, environmental matters and product liability matters. See "Legal Proceedings" and Note 11 of notes to consolidated financial statements.

YEAR 2000 READINESS

The inability of computers, software and other equipment to recognize and properly process data fields containing a two digit year is commonly referred to as the Year 2000 Readiness Issue. As in the case with most companies using computers, the Company is in the process of addressing the Year 2000 Readiness Issue.

During the second quarter of 1998, the Company assigned a manager to the Year 2000 project and engaged consultants to help evaluate the overall business requirements of its systems. The Company anticipates achieving Year 2000 readiness for its information technology systems in addition to meeting other customer requirements through the implementation of new software as a result of this evaluation. The Company has selected software which has been installed and is expecting full implementation by the end of the second quarter of 1999.

Also, during the second quarter of 1998, the Company began evaluating the Year 2000 readiness of its non-information technology systems. The Company believes that the majority of these systems will not be affected by the Year 2000 issue, and is evaluating options to address any non-information technology systems that will be so effected. The Company expects to have fully addressed any issues for these systems by September 30, 1999.

The Company has identified third-party vendors which could materially impact the business if they were unable to provide goods and services, and is in the process of obtaining representations regarding their Year 2000 readiness.

The Company estimates the total cost for the new management information software, hardware and peripherals will be approximately $250,000. During 1998, the Company has spent an additional $40,000 for consulting fees relating to the evaluation of the business requirements of its management information system and its Year 2000 readiness.

Because of the nature of its business and seasonality, the Company feels its exposure to Year 2000 problems could be contained to specific areas. The Company believes that the most reasonably likely worst case scenario regarding the Year 2000 issue would be that the new software is not installed in time or that it has functionality issues. However, in the event that the new management software is not fully functional or if certain non-information technology systems have not been updated by the end of 1999, the Company would handle any such scenarios by using manual overrides, outsourcing services, or relying upon its current PC based software.

IMPACT OF INFLATION

The primary raw materials used in the manufacture of the Company's domestic toys and holiday products are petrochemical derivatives, principally polyethylene. Polyethylene prices remained relatively stable during 1998 and 1997. During 1996 prices rose by approximately 35%.

Due to the time lag between the purchase of raw materials and the sale of finished goods, results of operations may be only partially affected in the period in which such prices change.

BACKLOG

The Company had open orders of $5.3 million and $6.6 million as of December 31, 1998 and December 31, 1997, respectively. End of year order positions do not yet include orders for fall product lines. The Company believes that because order patterns in the retail industry vary from time to time, open orders on any date in a given year are not a meaningful indication of the future sales.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

The Company is exposed to certain market risks which arise from transactions entered into in the normal course of business. The Company's primary exposures are changes in interest rates with respect to its debt and foreign currency exchange fluctuations.

The Company finances its working-capital needs primarily through a variable rate loan facility. See "Management's Discussion and Analysis of Financial Condition and Results of Operations- Liquidity and Capital Resources." The company's results may be adversely or positively affected by fluctuations in interest rates.

The Company sources products from various manufacturers in the Far East. The purchases are generally made in Hong Kong dollars while goods are sold in U.S. dollars. Due to the small levels of inventory, and the historical consistency of the Hong Kong dollar/U.S dollar exchange rates, the Company does not believe that any adverse or positive affect would be significant.

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

(1) Financial Statements:

Report of Independent Auditors........................................................  F-1
Consolidated balance sheets as of December 31, 1998 and 1997..........................  F-2
Consolidated statements of operations for the years ended December 31, 1998,
1997 and 1996.........................................................................  F-3
Consolidated statements of stockholders' equity for the years ended December 31,
1998, 1997 and 1996...................................................................  F-4
Consolidated statements of cash flows for the years ended December 31, 1998, 1997 and 1996..............................................................................  F-5
Notes to consolidated financial statements............................................  F-7
Supplementary Financial Data..........................................................  F-23

(2) Financial Statement Schedules:

Report of Independent Auditors........................................................  S-1
Schedule I -- Condensed Financial Information of Registrant...........................  S-2


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


EXHIBIT NO.    DESCRIPTION

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



EXHIBIT NO.    DESCRIPTION

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



EXHIBIT NO.    DESCRIPTION

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




EXHIBIT NO.    DESCRIPTION

    10.42      Loan and Security Agreement dated May 27, 1998 among LaSalle National
               Bank and Apple Sports, Inc.(27)
    10.43      Loan and Security Agreement dated May 27, 1998 among LaSalle National
               Bank and Apple Golf Shoes, Inc.(27)
    10.44      Loan and Security Agreement dated May 27, 1998 among LaSalle National bank and Dorson Sports, Inc.(27)
    10.45      Seventh Amendment to Loan and Security Agreement dated November 11,
               1998.(28)
    10.46      Eighth Amendment to Loan and Security Agreement (the "Agreement"
               with LaSalle National Bank, Finova Capital Corporation and Congress
               Financial Corporation (Central).(29)
    10.47      Amended, Restated and Consolidated Loan and Security Agreement by and
               between LaSalle National Bank, Finova Capital Corporation and Congress
               Financial Corporation (Central) as Lenders and Apple Sports, Inc., Apple Golf Shoes,
               Inc., and Dorson Sports, Inc., as Borrowers.(29)
    21         Subsidiaries of the Company.(27)
    27         Financial Data Schedule.

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

   (26) Previously filed as an exhibit to the Company's Proxy Statement pursuant to Section 14(A) of the Securities Exchange Act of 1934 as filed with the Securities and Exchange Commission on April 28, 1998 and incorporated by reference.

   (27) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 and incorporated by reference.

   (28) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 and incorporated by reference.

   (29) Previously filed as an exhibit to the Company's Current Report on Form 8-K dated March 9, 1999 and incorporated by reference.

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

                                   EMPIRE OF CAROLINA, INC.

Date:  March 25, 1999                   By: /s/ Charles S. Holmes
       --------------                       ---------------------
                                            Chairman of the Board


Pursuant to the requirements of Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Empire of Carolina, Inc., in the capacities and on the dates indicated.


Signature                                             Title                         Date
----------                                            -----                         ----

/s/ Timothy Moran                       President,  Chief  Executive            March 25, 1999
-------------------------------         Officer and Director
Timothy Moran

/s/ William H. Craig                    Executive Vice President-Finance
-------------------------------         and Chief Financial Officer             March 25, 1999
William H.  Craig


/s/ John J. Doran                       Director                                March 25, 1999
-------------------------------
John J. Doran


/s/ James J. Pinto                      Director                                March 25, 1999
-------------------------------
James J. Pinto


/s/ Frederick W. Rosenbauer, Jr.        Director                                March 25, 1999
--------------------------------
Frederick W. Rosenbauer, Jr.


/s/ Lenore Schupak                      Director                                March 25, 1999
---------------------------------
Lenore Schupak.


                          INDEPENDENT AUDITORS' REPORT

TO THE BOARD OF DIRECTORS OF
EMPIRE OF CAROLINA, INC.

We have audited the accompanying consolidated balance sheets of Empire of Carolina, Inc. and its subsidiaries (the "Company") as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Empire of Carolina, Inc. and its subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.

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

As discussed in Note 11 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," in 1996.



DELOITTE & TOUCHE LLP
Raleigh, North Carolina
March 25, 1999

                   EMPIRE OF CAROLINA, INC., AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 1998 and 1997
                       (In thousands except share amounts)


                                                                           1998          1997
                                                                        --------     ---------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                             $   4,295    $   3,483
  Accounts receivable, less allowances and other
    deductions (1998-$5,083; 1997-$5,487)                                  11,462       14,052
  Inventories, net                                                         10,876        9,933
  Prepaid expenses and other current assets                                   817        1,980
                                                                        ---------    ---------
          Total current assets                                             27,450       29,448

PROPERTY, PLANT AND EQUIPMENT, NET                                         11,571       14,135
EXCESS COST OVER FAIR VALUE OF NET ASSETS ACQUIRED, NET                    12,670       13,491
TRADEMARKS, PATENTS, TRADENAMES AND LICENSES, NET                           5,565        6,066
OTHER NONCURRENT ASSETS                                                       390          436
                                                                        ---------    ---------
                                                                        $  57,646    $  63,576
                                                                        =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Notes payable and current portion of long-term debt                   $  17,547    $  16,988
  Accounts payable - trade                                                  7,718       12,317
  Other accrued liabilities                                                 8,535       10,751
                                                                        ---------    ---------
          Total current liabilities                                        33,800       40,056
                                                                        ---------    ---------

LONG-TERM LIABILITIES:
  Long-term debt                                                            6,450        6,425
  Other noncurrent liabilities                                              1,639        1,642
                                                                        ---------    ---------
          Total long-term liabilities                                       8,089        8,067
                                                                        ---------    ---------
          Total liabilities                                                41,889       48,123
                                                                        ---------    ---------

COMMITMENTS AND CONTINGENCIES (NOTE 10)
STOCKHOLDERS' EQUITY:
  Common stock, $.10 par value, 60,000,000 shares authorized.  Shares
    issued and outstanding: 1998 - 16,117,000 and 1997 - 7,849,000          1,612          785
  Preferred stock, $.01 par value, 5,000,000 shares authorized
    Shares issued and outstanding:  Series A convertible preferred stock:  1998 - 1,751,000 and 1997 - 2,100,000;  Series C
    convertible preferred stock:  1998 - 1,451 and 1997 - 1,461                18           21
  Additional paid-in capital                                              115,813      109,282
  Deficit                                                                (101,686)     (94,635)
                                                                        ---------    ---------
          Total stockholders' equity                                       15,757       15,453
                                                                        ---------    ---------
                                                                        $  57,646    $  63,576
                                                                        =========    =========


                       See notes to consolidated financial statements.

                   EMPIRE OF CAROLINA, INC., AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


                                                              1998          1997         1996
                                                              ----          ----         ----
                                                          (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

NET SALES                                                   $ 80,497     $ 99,516      $148,908
SALES DISTRIBUTION SETTLEMENT                                     --        2,400            --
COST OF SALES                                                (62,120)     (87,524)     (133,464)
NONRECURRING INVENTORY CHARGES                                    --           --       (12,185)
                                                            --------    ---------     ----------
GROSS PROFIT                                                  18,377       14,392         3,259
SELLING AND ADMINISTRATIVE EXPENSE                            21,297       24,863        41,751
RESTRUCTURING AND OTHER CHARGES                                   --        3,739         8,800
                                                            --------    ---------     ----------
OPERATING LOSS                                                (2,920)     (14,210)      (47,292)
OTHER INCOME(EXPENSE):
  Interest income, dividends and net realized gains(losses)      (66)         102            (5)
  Interest expense                                            (4,088)      (7,022)      (11,236)
                                                            --------    ---------     ----------
  Total other income(expense)                                 (4,154)      (6,920)      (11,241)
                                                            --------    ---------     ----------

LOSS BEFORE INCOME TAXES                                      (7,074)     (21,130)      (58,533)

INCOME TAX BENEFIT                                               --           --        (12,332)
                                                            --------    ---------     ----------

NET LOSS                                                      (7,074)     (21,130)      (46,201)

ACCRETION OF NONCASH PREFERRED STOCK DIVIDEND                     --      (24,645)           --
                                                            --------    ---------     ----------
NET LOSS APPLICABLE TO COMMON STOCK                         $ (7,074)   $ (45,775)    $ (46,201)
                                                            ==========  ===========   ==========


LOSS PER COMMON SHARE -
   Basic and diluted                                         $ (0.59)     $ (6.04)      $ (7.39)
                                                            =========    =========     ========

WEIGHTED-AVERAGE NUMBER OF COMMON SHARES
   OUTSTANDING -
   Basic and diluted                                         12,068        7,583         6,248
                                                            ========     ========      ========


                        See notes to consolidated financial statements.

                   EMPIRE OF CAROLINA, INC., AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                                 (IN THOUSANDS)


                                                                     Convertible      Additional    Retained      Stock-
                                                 Common Stock       Preferred Stock     Paid-In     Earnings      holder
                                               Shares   Amount     Shares     Amount    Capital     (Deficit)     Loans    Total
                                               ------   ------     ------     ------   ----------   ---------     ------   -------
BALANCE, JANUARY 1, 1996                        5,195   $  519       442    $      4    $ 33,193    $  (2,659)   $  (595)  $30,462
   Net loss                                        --       --        --          --          --      (46,201)        --   (46,201)
   Exercise of stock options and warrants         367       37        --          --       2,940           --         --     2,977
   Issuance of common stock in public
      offering                                  1,400      140        --          --      14,345           --         --    14,485
   Conversion of preferred stock                  442       44      (442)         (4)        (40)          --         --        --
   Collections on stockholder loans                --       --        --          --          --           --         48        48
                                               ------  -------     -----     -------    --------    ---------    -------   -------
BALANCE, DECEMBER 31, 1996                      7,404      740        --          --      50,438     (48,860)        (547)   1,771
   Net loss                                        --       --        --          --          --     (21,130)         --   (21,130)
   Issuance of common stock                       250       25        --          --         631           --         --       656
   Issuance of Series A preferred stock            --       --     2,100          21      18,691           --         --    18,712
   Issuance of Series C preferred stock
      on conversion of subordinated debt           --       --         2          --      14,897           --         --    14,897
   Conversion of Series A preferred stock         195       20        --          --         (20)          --         --        --
   Settlement of stockholder loans                 --       --        --          --          --           --        547       547
   "Intrinsic" preferred stock dividend            --       --        --          --      24,645     (24,645)         --        --
                                               ------  -------     -----     -------    --------    ---------    -------   -------

BALANCE, DECEMBER 31, 1997                      7,849      785     2,102          21     109,282      (94,635)        --     15,453
   Net loss                                        --       --        --          --         --        (7,074)        --     (7,074)
   Issuance of common stock                       424       43        --          --         135           --         --       178
   Issuance of common stock in Apple
      acquisition                               5,000      500        --          --       6,670           --         --     7,170
   Conversion of Series A preferred stock       2,789      279      (349)         (3)       (276)          --         --        --
   Conversion of Series C preferred stock          50        5        --          --          (5)          --         --        --
   Conversion of warrants                           5       --        --          --           7           --         --         7
   Contribution of debt to equity                  --       --        --          --          --           23         --        23
                                               ------  -------     -----     -------    --------    ---------    -------   -------
BALANCE, DECEMBER 31, 1998                     16,117   $1,612     1,753    $     18    $115,813    $(101,686)   $    --   $15,757
                                             =========   ======   =======    ========    ========    =========    =======   =======



                 See notes to consolidated financial statements.

                                 EMPIRE OF CAROLINA, INC., AND SUBSIDIARIES
                                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                Years Ended December 31, 1998, 1997 and 1996

                                                                                   1998          1997         1996
                                                                                   ----          ----         ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                         $ (7,074)   $(21,130)   $(46,201)
Adjustments to reconcile net loss to net cash provided by(used in)
operating activities:
  Depreciation and amortization                                                     4,402       8,053       9,674
  Changes in allowances for losses on accounts receivable                            (404)     (3,290)      4,487
  Changes in allowances for losses on inventories                                  (4,250)     (3,904)      7,813
  Changes in allowance for deferred income taxes                                      --         --         9,272
  Net losses on sales of securities and property and equipment                        540       3,650          86
  Writedown of assets                                                                 --         --         5,275
  Changes in assets and liabilities, net of acquisitions and dispositions of businesses:
          Accounts receivable                                                      11,094      28,916       4,947
          Inventories                                                              10,555      19,886      (2,750)
          Prepaid expenses and other current assets                                 1,298         162         (96)
          Other noncurrent assets                                                      42        (925)        571
          Accounts payable - trade                                                 (4,949)    (12,522)      7,267
          Other accrued liabilities                                                (3,248)     (5,796)        514
          Current and deferred income taxes                                          --        15,526     (20,338)
          Other noncurrent liabilities                                               (628)      1,235        (163)
                                                                                 --------    --------    --------
         Net cash provided by(used in) operating activities                         7,378      29,861     (19,642)
                                                                                 --------    --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                             (1,211)       (924)     (8,296)
  Acquisition of Apple Companies                                                      848          --         --
  Proceeds from sale of securities and property and equipment                          72         505          85
  Other                                                                               --          520         155
                                                                                 --------    --------    --------
          Net cash provided by(used in) investing activities                         (291)        101      (8,056)
                                                                                 --------    --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings(repayments) under lines of credit                                 (6,846)    (42,349)      9,514
  Proceeds from issuance of common stock                                              --         --        14,485
  Proceeds from stock options and warrants exercised                                    7        --         2,977
  Net proceeds from(expenses of) issuance of preferred stock                          (86)     18,712         --
  Repayments of notes payable and long-term debt                                      650      (3,320)    (12,193)
  Proceeds from issuance of long-term debt                                           --           --       12,100
  Financing costs                                                                    --           --       (1,275)
                                                                                 --------    --------    --------
          Net cash provided by(used in) financing activities                       (6,275)    (26,957)     25,608
                                                                                 --------    --------    --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                  812       3,005      (2,090)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                        3,483         478       2,568
                                                                                 --------    --------    --------
CASH AND CASH EQUIVALENTS, END OF YEAR                                           $  4,295    $  3,483    $    478
                                                                                 ========    ========    ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the period for:
      Interest                                                                   $  3,140    $  4,486    $  7,806
      Income taxes, (net of refunds)                                                  264     (15,785)     (1,697)


                 See notes to consolidated financial statements

                    EMPIRE OF CAROLINA, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
                   YEARS ENDED DECEMBER 1, 1998, 1997 AND 1996


NONCASH INVESTING AND FINANCING ACTIVITIES

On May 28, 1998, the Company acquired all of the common stock of the Apple Companies for an aggregate purchase price of $7,633,000, including expenses, and including the issuance of 5,000,000 shares of common stock and assuming the issuance of an additional 1,153,846 shares of common stock. The components of cash used for the acquisition as reflected in the consolidated statements of cash flows are as follows (in thousands):

Fair value of assets acquired, net of cash acquired..........  $15,523
Liabilities assumed..........................................   (9,063)
Common stock issued and assumed issued.......................   (7,308)
                                                               -------
Cash paid in acquisition, net of direct expenses.............  $  (848)
                                                               =======

On August 21, 1998, the Company settled a liability with a licensor by making a cash payment and issuing 200,000 shares of common stock in exchange for releasing the Company from an unsatisfied guaranteed minimum royalty obligation, resulting in an increase in common stock of $20,000, additional paid-in capital of $130,000, and a decrease in other liabilities of $150,000.

During December 1998, the Company issued 223,656 shares of common stock in lieu of directors and consulting fees resulting in an increase in common stock of $23,000, additional paid-in capital of $90,000 and a decrease in other liabilities of $103,000.

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

During 1996, the Company finalized its allocation of the purchase price of the acquisition of Buddy L Inc. and its subsidiary, Buddy L (Hong Kong) Limited, (exclusive of the contingent earnout liability settled in 1997) by increasing assets acquired and increasing liabilities assumed by $643,000 and $167,000, respectively, and decreasing excess cost over fair value of net assets acquired by $475,000.


                 See notes to consolidated financial statements.

                    EMPIRE OF CAROLINA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


1.  SUMMARY OF BUSINESS OPERATIONS AND GOING CONCERN MATTERS

Empire of Carolina, Inc. ("Empire" or the "Company") is engaged in the design, manufacture and marketing of consumer products including toys, plastic decorative holiday products, and golf shoes and accessories through its wholly-owned subsidiaries Empire Industries, Inc. ("Empire Industries"), Empire Toys (Hong Kong) Limited ("Empire Hong Kong") and, since May 28, 1998, Apple Sports, Inc. and Apple Golf Shoes, Inc. (the "Apple Companies").

The Company has experienced operating difficulties during the past several years and sales have declined over this period. The net loss for 1998 was $7,074,000 compared with a net loss of $21,130,000 for 1997 and a net loss of $46,201,000 for 1996.

Improvements from 1996 when the Company expanded to absorb two acquisitions (see
Note 11) include exiting unprofitable product lines, downsizing of operations through the elimination of underutilized assets and excess overhead, streamlining of manufacturing operations and attaining a higher percentage of on time deliveries.

Despite the improvements made during 1998 and 1997, the Company continues to operate under tight cash constraints. The bank lenders under the Company's secured credit facilities have agreed to certain amendments to the credit lines which continue to support the Company, taking into account reduced credit needs because of the reduction in the size of the business.

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

During 1999, the Company will continue to rationalize its business, which includes focusing on the elimination of products or accounts that are not profitable. In addition, the Company is actively developing new products for 1999, as well as seeking to better utilize plant capacity by securing molding contracts from original equipment manufacturers.


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

Buildings and improvements...............................  10-35 years
Machinery and equipment..................................   5-10 years
Molds....................................................    1-3 years
Furniture and fixtures...................................   7-10 years
Computer equipment.......................................    3-5 years

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

ADVERTISING - The Company expenses the production costs of advertising the first time the advertising takes place. At December 31, 1998 and 1997, $65,000 and $485,00 of advertising production costs were reported as assets. Advertising expense was $2,553,000, $4,684,000 and $2,525,000 in 1998, 1997 and 1996,
respectively.

RESEARCH AND DEVELOPMENT -- Research and development costs, included in selling and administrative expenses (1998 - $1,380,000; 1997 - $1,244,000; 1996 -
$3,225,000), are expensed as incurred.

DEFERRED INCOME TAXES -- Deferred income taxes are accounted for in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." Deferred income taxes (benefits) are provided on temporary differences between the financial statement carrying values and the tax basis of assets and liabilities.

IDENTIFIABLE AND UNIDENTIFIABLE INTANGIBLE ASSETS -- Excess of cost over fair value of net assets acquired relating to Company acquisitions are being amortized on a straight-line basis over a period of twenty years. Amortization expense for 1998, 1997 and 1996 was $846,000, $833,000, and $832,000,
respectively. Accumulated amortization at December 31, 1998 and 1997 was $3,268,000 and $2,410,000, respectively. In June 1997, the Company settled its contingent five-year earnout liability related to its 1995 acquisition, resulting in an adjustment of the purchase price and a corresponding increase of the excess of cost over fair value of net assets acquired of $1,240,000, which amount is being amortized over the remaining useful life.

                    EMPIRE OF CAROLINA, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


2. SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

Patents, trademarks, trade names, and licensing agreements represent assets acquired relating to the Company's acquisitions and are carried at fair market value on the date of acquisition less accumulated amortization. These assets are being amortized on a straight-line basis over their estimated useful lives, which range from one to fifteen years. Amortization expense for 1998, 1997 and 1996 was $501,000, $501,000, and $686,000, respectively. Accumulated amortization at December 31, 1998 and 1997 was $2,979,000 and $2,478,000,
respectively.

During 1996, the Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." Accordingly, long-lived assets are reviewed for impairment, generally on a product line by product line basis, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If an evaluation is required, the projected future cash flows attributable to each product line are compared to the carrying value of the long-lived assets (including an allocation of goodwill, if appropriate) of that product line to determine if a write-down to fair value is required. The Company also evaluates the remaining useful lives to determine whether events and circumstances warrant revised estimates of such lives.

FOREIGN CURRENCY -- The financial position and results of operations of Empire Hong Kong are measured using local currency as the functional currency. Foreign currency assets and liabilities are translated into their U.S. dollar equivalents based on rates of exchange prevailing at the end of each respective year. Revenue and expense accounts are translated at prevailing exchange rates during the year. Gains and losses, if any, resulting from foreign currency translation are accumulated as a separate component of stockholders' equity. Transactions in foreign currencies are translated at the rates in effect on the dates of the transactions.

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

EARNINGS PER SHARE -- Earnings per share are computed in accordance with SFAS No. 128 which requires a presentation of basic EPS which is based on the weighted-average shares of common stock. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation.

All of the Company's options, warrants, convertible securities and contingently issuable shares are excluded from basic and diluted earnings per share because they are anti-dilutive. For purposes of calculating EPS for the year ended December 31, 1997, "intrinsic" dividends of $24,645,000 representing the accretion of discounts on the Series A preferred stock and warrants issued, have been included in the computation (Note 8).

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

RECLASSIFICATIONS -- Certain amounts for 1997 and 1996 have been reclassified to conform to 1998 presentation.


3. APPLE COMPANIES ACQUISITION

On April 10, 1998, the Company executed a definitive Share Purchase Agreement (the "Share Purchase Agreement") with the shareholders of Apple Sports, Inc. and the shareholders of Apple Golf Shoes, Inc. (collectively, the "Apple Company Shareholders" and with respect to the companies, the "Apple Companies") whereby the Company agreed to purchase from the Apple Company Shareholders all of their capital stock representing all of the outstanding capital stock of the Apple Companies (the "Acquisition"). The Apple Companies have manufactured and distributed Wilson(R) and Wilson Staff(R) golf shoes and other Wilson(R) golf accessories, including gloves, head covers and practice aids, since 1986. At the May 28, 1998 annual meeting, the stockholders of the Company approved the issuance of stock for the Acquisition.

Under the terms of the Share Purchase Agreement, Empire acquired all of the issued and outstanding shares of capital stock of each of the Apple Companies, for consideration equal to an aggregate of 5,000,000 shares of the Company's common stock. In the event that during the year following July 10, 1998 the closing daily market price of the Company's common stock trading on any nationally recognized stock exchange shall not be at a price of $2.00 per share or higher for each of 45 consecutive stock trading days, then Empire shall be obligated to pay additional consideration in the amount of 1,153,846 shares of Empire Common Stock., thereby bringing the number of shares of Empire common stock paid for the Acquisition to an aggregate of 6,153,846. If the additional shares are issued under this agreement, $115,385 will be transferred from additional paid-in capital to common stock. In addition, pursuant to the Share Purchase Agreement, the Company had agreed to reimburse certain transfer and other fees of approximately $325,000.

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

The Company has recorded a negative purchase price adjustment to reduce long-lived assets acquired by approximately $411,000 to reflect the excess of fair values of assets acquired and liabilities assumed in the acquisition over the consideration given which, for accounting purposes, is the 5,000,000 Initial Payment Shares plus the 1,153,846 Additional Payment Shares valued in the aggregate at the average market price of $1.1875 before and after the date that the Share Purchase Agreement was made public.

                    EMPIRE OF CAROLINA, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

3. APPLE COMPANIES ACQUISITION - CONTINUED

The following unaudited pro forma results of operations assume the transaction described above occurred as of January 1 of the period presented after giving effect to certain purchase accounting adjustments (in thousands, except per share amounts):

                                                         1998           1997
                                                       -------       --------
Net sales                                              $92,537       $125,936
Loss from operations before income taxes                (5,274)       (17,779)
Net loss applicable to common stock                     (5,274)       (37,059)

Loss per share:
  Basic and diluted                                      (0.37)         (2.96)





The pro forma financial information does not purport to be indicative of the results of operations that would have occurred had the transactions taken place at the beginning of the periods presented or of future results of operations. Net sales of the Apple Companies since the acquisition were $12.9 million.


4. INVENTORIES

A summary of inventories, by major classification, at December 31, 1998 and 1997 is as follows (in thousands):

                                                             1998      1997
                                                             -----     -----
Finished goods.........................................     $9,693    $7,336
Raw materials and purchase parts.......................        871     1,990
Work-in-process........................................        312       607
                                                          --------   --------
                                                           $10,876    $9,933
                                                          ========   ========

Inventories are net of writedowns for estimated obsolescence and lower of cost or market reserves of $2,800,000 and $7,050,000 at December 31, 1998 and 1997, respectively.


5. PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment at December 31, 1998 and 1997 consists of the following (in thousands):

                                                           1998      1997
                                                           -----     -----
Land...................................................   $  223   $   223
Buildings and improvements.............................   11,638    11,639
Machinery and equipment................................   17,987    18,883
Molds..................................................    7,805     8,412
Furniture and fixtures.................................      186       190
                                                          ------    ------
Total..................................................   37,839    39,347
Less accumulated depreciation..........................   26,268    25,212
                                                          ------    ------
Property, plant and equipment, net.....................  $11,571   $14,135
                                                         =======   =======

                    EMPIRE OF CAROLINA, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

6. NOTES PAYABLE AND LONG TERM DEBT

The following table summarizes notes payable and long-term debt as of December 31, 1998 and 1997 (in thousands):

                                                           1998      1997
                                                           -----     -----
Lines of credit........................................ (a)$15,089  $13,540
Bank term note......................................... (a)  6,800    7,370
Four-year note ........................................ (b)  1,875    2,500
Hong Kong facilities................................... (c)    233        3
                                                            ------   ------
                                                            23,997   23,413
Less notes payable and current portion of
   long-term debt......................................     17,547   16,988
                                                            ------   ------
Total long-term debt...................................    $ 6,450  $ 6,425
                                                            ======   ======


       (a) The Company entered into the eighth amendment of its secured bank facility on March 9, 1999. The Company, through its domestic operating subsidiaries, has a series of cross-guaranteed secured bank facilities which currently aggregate up to $50 million ($40 million for Empire Industries and $10 million for the Apple Companies) available for financing. This is reduced from the aggregate of $69 million ($57 million for Empire Industries and $12 million for the Apple Companies) previously available at December 31, 1998, as a result of decreases in the overall size of the business. The facilities are for a three-year term at interest rates of prime (7.75% at December 31, 1998) to prime plus 2% or LIBOR plus 250 or 275 basis points. As part of the Empire Industries facility, there is a three-year term loan of $6.8 million which requires monthly principal payments of $133,000. Also, up to $9 million of Empire Industries' availability is not tied by formula to the underlying assets and requires monthly repayment of $1.5 million commencing September 30, 1999 through February 29, 2000. The amount outstanding under this provision was $2,250,000 at December 31, 1998. The balance of the availability of borrowings for each subsidiary under the facilities is based on, and secured by, all domestic accounts receivable and inventory balances as defined, less outstanding commitments under letters of credit ($1,479,000 at December 31, 1998.) The collateral under the loan agreement is substantially all of the domestic assets of Empire Industries, including all machinery, equipment, real property, accounts receivable, inventories and intangible assets; and the common stock of Empire Hong Kong.

       (b) In June 1997, Empire Industries issued a $2.5 million 9% note, guaranteed by the Company, to the successor to the seller under the Company's 1995 agreement to purchase the assets of Buddy L, in partial settlement of their claim to certain earnout, price protection and registration rights. The note provides for four $625,000 annual principal payments, plus quarterly interest payments, and includes certain affirmative and negative covenants which could in certain circumstances permit the acceleration of payments with respect to the note.

       (c) Empire Hong Kong meets its working capital needs through a bank credit facility which is due on demand. Under the loan agreement, Empire Hong Kong can borrow up to $714,000 at interest rates ranging up to 1.5% over the bank's best lending rates (8% to 9% at December 31, 1998). The availability of borrowings under the loan agreement is based on Empire Hong Kong's eligible accounts receivable and inventory balances, as defined. All of Empire Hong Kong's assets are collateral under the loan agreement and it is guaranteed by the Company.

                    EMPIRE OF CAROLINA, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

6. NOTES PAYABLE AND LONG TERM DEBT - CONTINUED

Long-term debt is carried net of any related discount or premium.

Certain of the Company's debt arrangements contain requirements as to the maintenance of minimum levels of tangible net worth, net income and debt coverage ratios and prohibit the Company from paying dividends. Also, certain of the debt arrangements contain various security interests and restrictive covenants which limit the ability of the subsidiaries to loan, advance and dividend substantially all of their net assets. For the year ended December 31, 1998, the Company was not in compliance with respect to the net income and interest coverage requirements in the secured bank facility. On March 9, 1999, the Company entered into an amendment to its facility, whereby various loan covenants, including the net income and interest coverage requirements, have been amended based on the Company's current and projected operating results. Consequently, the instance of non-compliance has been cured as of March 9, 1999. All property, plant and equipment, with a net book value of approximately $11,571,000 at December 31, 1998, and inventories and accounts receivable (approximately $22,338,000 at December 31, 1998) have been pledged as collateral for the Company's indebtedness.

Principal maturities of notes payable and long-term debt are as follows (in thousands):

1999.........................................     $17,547
2000.........................................       2,225
2001.........................................       4,225


7. INCOME TAXES

The balances of deferred income tax assets and liabilities at December 31, 1998 and 1997 are as follows (in thousands):

                                                                        1998        1997
                                                                       -------     ------
Current deferred income tax assets relate to:
  Reserves for indemnification obligations of companies sold........  $    255    $    271
  Accruals to related  parties......................................        89         128
  Other accruals not currently  deductible..........................       917       1,033
  Inventories.......................................................     1,530       3,047
  Allowances for accounts receivable................................       897         722

  Other.............................................................       290         444
                                                                      --------    --------

Less valuation allowance............................................     3,978       5,645
                                                                         3,978       5,645
                                                                      --------    --------
Net current deferred tax assets.....................................  $     --    $     --
                                                                      --------    --------

Noncurrent deferred income taxes assets(liabilities) relate to:
  Basis in the stock of a majority-owned subsidiary.................  $  3,472    $  3,472
  Net operating loss carryforwards..................................    17,772      12,707
  Accruals and reserves not currently deductible....................       585         586
  Basis and depreciation differences................................    (1,908)     (2,063)
  Other.............................................................       (55)        (72)
                                                                      --------    --------

                                                                        19,866      14,630
Less valuation allowance............................................    19,866      14,630
                                                                      --------    --------
Net noncurrent deferred tax assets..................................  $     --    $     --
                                                                      --------    --------

                    EMPIRE OF CAROLINA, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

The components of income tax expense (benefit) for the years ended December 31, 1998, 1997 and 1996 are as follows (in thousands):

                                                1998         1997       1996
                                                ------      ------     -------
Current income taxes (benefits):
Federal tax (benefit) at the statutory rate.... $  --       $   --     $(15,845)
State..........................................    --           --       (1,821)
                                                ------      ------     ---------
Total current income taxes (benefits)..........    --           --      (17,666)
Deferred income taxes (benefits)...............    --           --        5,334
                                                -----       ------     --------
Total.......................................... $  --       $   --     $(12,332)
                                                -----       ------     --------


The following is a reconciliation of income tax expense (benefit) to that computed by applying the federal statutory rate of 34% to income (loss) before income taxes for the years ended December 31, 1998, 1997 and 1996 (in thousands):

                                                     1998         1997       1996
                                                     ------      ------     -------
Federal tax (benefit) at the statutory rate......  $ (2,405)    $(7,180)   $( 19,901)
Equity earnings (loss) of foreign subsidiary.....        82         110          (88)
Amortization of goodwill.........................       195         209          576
Change in valuation allowance....................     2,738       7,336        9,272
State income taxes, net of federal tax benefit...       --          --        (1,821)
Other............................................      (610)       (475)        (370)
                                                   --------     -------     --------
Total............................................  $    --      $   --      $(12,332)
                                                   --------     -------     --------


The Company files a consolidated federal income tax return with its subsidiaries for any period that it possesses the required ownership.

Management has determined, based on the Company's recent history of earnings and alternative tax strategies that the Company's future earnings may not be sufficient to realize its net deferred tax assets. Accordingly, the Company increased its valuation allowance to approximately $23,844,000 and $20,275,000 at December 31, 1998 and 1997, respectively.

The Company is subject to various federal and state income tax examinations. The Company believes it has adequate reserves for the potential impact of such examinations; however, such estimates are subject to change.

The Company's federal net operating loss carryforwards at December 31, 1998 of approximately $39 million expire in 2013. State economic loss carryforwards at December 31, 1998 expire at various years through 2013.


8. STOCKHOLDERS' EQUITY

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

8. STOCKHOLDERS' EQUITY - CONTINUED

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

In June and October, 1997 pursuant to the Securities Purchase Agreement, the Company issued to HPA Associates, LLC ("HPA") and EMP Associates LLC ("EMP"), and other accredited investors, 2,100,000 shares of the Company's Series A preferred stock, $.01 par value per share, $10 face value per share (the "Series A preferred stock") and 10,000,000 warrants to purchase shares of the Company's common stock, $.10 par value per share. The Series A preferred stock bears no dividend, is convertible into common stock at a conversion price of $1.25 per share (subject to anti-dilution adjustment in certain circumstances), has the right to designate two members of the Board of Directors and is entitled to vote on all other matters presented to stockholders on an as if converted basis. Each warrant has a six-year term and entitles the holder thereof to purchase one share of common stock at an exercise price of $1.375 per share (subject to anti-dilution adjustment in certain circumstances) and is callable by the Company in certain circumstances. The total gross proceeds from the sale of Series A preferred stock and warrants was $21 million.

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

In June 1997, the Company issued 250,000 shares of common stock to the successor to the seller under the Company's 1995 agreement to purchase the assets of Buddy L in partial settlement of their claim to certain earnout, price protection and registration rights, increasing common stock and additional paid-in capital by $25,000 and $631,0000, respectively.

In May 1997, the staff of the Securities and Exchange Commission ("SEC") issued an announcement regarding accounting for the issuance of convertible preferred stock and debt securities. The announcement dealt with, among other things, the belief by the SEC staff that the issuance of convertible preferred stock that contains a beneficial conversion feature should be recognized and measured by allocating a portion of the proceeds equal to the intrinsic value of that feature to additional paid- in capital, and that any discount resulting from such allocation is analogous to a dividend and should be recognized as a return to the preferred shareholders. The SEC position is discussed in Emerging Issues Task Force Topic D-60, "Accounting for the Issuance of Convertible Preferred Stock and Debt Securities with a Non-detachable Conversion Feature,."

                    EMPIRE OF CAROLINA, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

8. STOCKHOLDERS' EQUITY - CONTINUED

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

At the May 28, 1998 annual meeting, the stockholders of the Company approved the issuance of 5,000,000 shares of stock for the acquisition of the Apple Companies (Note 3).

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

DIVIDENDS -- The Company has not paid any cash dividends in 1998, 1997 or 1996.

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

STOCK OPTIONS -- The Company currently has three stock option plans: the Amended and Restated 1994 Stock Option Plan (the "1994 Plan"); the 1998 Stock Option Plan (the "1998 Plan") (collectively, the "Employee Plans") and the Non-Employee Directors Stock Option Plan (the "Directors Plan"). Options to acquire shares of the Company's common stock under the Employee Plans are granted to key employees or consultants at prices equal to the market price at the close of the market on the date of the grant. Vesting of options under the Employee Plans is determined by the Compensation Committee at the time of the grant, and has generally been set at two to four years. The 1998 Plan was authorized by the shareholders at the 1998 Annual Meeting. The Directors Plan grants options to each outside director at the conclusion of every Annual Meeting of Stockholders. Eligible directors shall receive up to 5,000 options in the first year after their election, and 2,500 options each year thereafter. The Company is authorized to grant options to acquire up to 2,000,000 shares under the 1994 plan, up to 2,000,000 shares under the 1998 Plan, and up to 75,000 shares under the Directors Plan.

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

                    EMPIRE OF CAROLINA, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


8. STOCKHOLDERS' EQUITY - CONTINUED

A summary of the status of the plans as of December 31, 1998, 1997 and 1996 and changes during the years ending on those dates is as follows:

                                                                                         Weighted
                                                                                          Average
                                                                                         Exercise
                                                                          Shares           Price
                                                                         ---------       --------
Balance, January 1, 1996..............................................   1,837,500         $6.55
Exercised.............................................................      (9,940)         6.63
Expired...............................................................    (707,060)         6.54
Granted...............................................................     564,500          4.99
                                                                         ---------
Balance, December 31, 1996............................................   1,685,000          5.99
Expired or canceled...................................................  (1,947,208)         5.41


Granted or reissued...................................................   2,130,750          2.14
                                                                         ---------
Balance, December 31, 1997............................................   1,868,542          2.05
Expired...............................................................    (522,542)         2.03
Granted...............................................................     767,500          1.32
                                                                         ---------
Balance, December 31, 1998............................................   2,113,500          1.79
                                                                         ---------


The following table summarizes information about stock options outstanding at December 31, 1998:

                                                                            Currently Exercisable
                                                                         ---------------------------
    Range of         Number       Average Remaining      Weighted                       Weighted
    Exercise       of Shares         Contractual          Average         Number         Average
     Prices       Outstanding        Life (Years)     Exercise Price     of Shares    Exercise Price
  -----------     ------------     ---------------    --------------     ---------    ---------------
$1.00 - $4.94       2,113,500             4.1              $1.79           650,829         $2.04


The Company applies APB No. 25 and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its plans. Had compensation cost for the plans been determined based on the fair value at the grant dates for awards under the plans consistent with the method of SFAS No. 123, the Company's net loss and loss per share for the years ended December 31, 1998, 1997 and 1996 would have been increased to the pro forma amounts indicated below (in thousands, except per share amounts):


                                                                  1998          1997           1996
                                                                 -------      -------        -------
Net loss:
  As reported  ............................................     $  (7,074)    $(21,130)    $  (46,021)
  Pro forma...............................................         (7,538)     (22,530)       (47,309)

Loss per share - basic and diluted:
  As reported.............................................           (.59)       (6.04)         (7.39)
  Pro forma...............................................           (.62)       (6.22)         (7.57)

                    EMPIRE OF CAROLINA, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

8. STOCKHOLDERS' EQUITY - CONTINUED

The fair value of options granted under the Company's plans during 1998, 1997 and 1996 was estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions used:



                                           1998           1997         1996
                                          -------       -------       -------

Dividend yield........................      0.00%         0.00%          0.00%
Expected volatility...................    114.98%        112.10%        56.33%
Risk free interest rate...............      5.05%          5.50%         6.10%
Expected lives(years).................       3.0           3.0            2.5


9. EMPLOYEE BENEFIT PLANS

Prior to January 1, 1999, Empire Industries had a 401(k) plan in which all employees with greater than one year of service could participate. This plan allowed for voluntary contributions by employees as well as an employer matching contribution. The employer's contribution was determined each year by the Board of Directors. Participants are 100% vested in their tax-deferred, rollover, and after-tax accounts. Employer contributions are subject to a vesting schedule by which employees were 100% vested after five years of employment. Company contributions to the 401(k) plan were $8,000, $3,000 and $41,000 in 1998, 1997 and 1996, respectively.

Empire Hong Kong has an employee benefit plan under which the subsidiary is required to make annual contributions equal to 5% or 7.5% of each employee's individual annual contributions based on employee compensation.

At the time of acquisition by the Company, the Apple Companies had a 401(k) plan in which employees with greater than one year of service could participate. This plan allowed for voluntary contributions by employees as well as an employer 25% matching contribution. Participants were 100% vested immediately upon entering the plan. Company contributions to the 401(k) plan were $8,000 in 1998.

Effective January 1, 1999, the Company combined the Apple Companies 401 (k) plan into the Empire Industries 401 (k) plan, and amended the plan terms. The new plan allows employees with greater than 90 days of service to participate, and provides for a 25% matching contribution. Participants are 100% vested after one year of service.

With respect to a former business, the Company retained sponsorship of its pension plan, which was effectively terminated at the closing of the sale. The Company has distributed to the participants the assets of that plan.

The Company has assumed the liability for postretirement health care and life insurance benefits to former employees of a CLR subsidiary. The benefits will be funded as they are paid. The present value of the projected benefits due these former employees has been accrued, using a discount rate of 8.5% for 1998 and 1997, in the consolidated financial statements in accordance with SFAS No. 106, "Employers' Accounting For Postretirement Benefits Other Than Pensions." The Company has accrued $715,000 and $755,000 as of December 31, 1998 and 1997, respectively, for these benefits. The net postretirement benefit cost for each of the three years ended December 31, 1998 is not material to the consolidated financial statements.

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

LETTERS OF CREDIT -- At December 31, 1998, the Company had outstanding commitments under letters of credit totaling $1,479,000.

LEASES -- The Company is committed under various noncancelable operating leases. Future minimum lease obligations under these operating leases by year are as follows: 1999 -- $1,488,000; 2000 -- $1,092,000; 2001 -- $830,000; 2002 --
$619,000; 2003 -- $436,000; thereafter -- $754,000.

The net rental expense for operating leases was approximately $1,542,000 in 1998, $1,586,000 in 1997, and $1,641,000 in 1996.

INDEMNIFICATIONS -- In connection with the sales of businesses it previously owned, the Company provided certain indemnifications to the purchasers. The Company has established reserves for all claims known to it and for other contingencies in connection with the sales. Although there can be no assurance that claims and other contingencies related to the sale will not exceed established reserves, the Company believes that additional exposure related to the indemnification obligations will not be material to the consolidated financial statements.

LITIGATION -- During December 1990, George Delaney and Rehkemper I.D., Inc. commenced a suit against an acquired company claiming infringement of various intellectual property rights. The plaintiffs have filed an amended complaint against the Company and a trial is scheduled for August 1999. Although the Company is vigorously contesting the matters set forth in the amended complaint, it is unable to determine at this time the extent of its financial exposure.

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

CONTINGENCIES -- The Company has been identified as a potentially responsible party, along with numerous other parties, at various U.S. Environmental Protection Agency ("EPA") designated superfund sites. During 1997, the Company entered into consent decrees in regard to various of these matters and made payments totaling $335,000. It is the Company's policy to accrue remediation costs when it is probable that such costs will be incurred and when they can be reasonably estimated. As of December 31, 1998 and 1997, the Company had reserves for environmental liabilities of $98,000 and $125,000, respectively. The amount accrued for environmental liabilities was determined without consideration of possible recoveries from third parties. Estimates of costs for future remediation are necessarily imprecise due to, among other things, the allocation of costs among potentially responsible parties. Although it is possible that additional environmental liability related to these matters could result in amounts that could be material to the Company's consolidated financial statements, a reasonably possible range of such amounts cannot presently be estimated. Based upon the facts presently known, the large number of

                    EMPIRE OF CAROLINA, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

10. COMMITMENTS AND CONTINGENCIES - CONTINUED

other potentially responsible parties and potential defenses that exist, the Company believes that its share of the costs of cleanup for its current remediation sites will not, in the aggregate, have a material adverse impact on its consolidated financial statements.


11. NONRECURRING INVENTORY AND RESTRUCTURING AND OTHER CHARGES

NONRECURRING INVENTORY CHARGES -- During 1996, difficulties experienced at the Company's Tarboro, NC plant, resulted in significant nonrecurring costs. These costs included the excess cost of temporarily outsourcing production of certain products and an increase in scrap and damaged inventory at the Tarboro plant. In addition, the Company determined that a substantial amount of work in process and parts inventory, was no longer usable.

Furthermore, the Company decided to discontinue the production and sale of certain toys. These nonrecurring inventory charges are summarized as follows (in thousands):

                                                                                      1996
                                                                                     ------
Provisions for, write-offs of unsaleable, scrapped and damaged inventories........  $ 9,285
Costs related to outsourcing certain production...................................    2,400
Write-offs of inventories associated with discontinued product lines..............      500
                                                                                    -------
Total.............................................................................  $12,185
                                                                                    =======


RESTRUCTURING AND OTHER CHARGES -- During 1997, the Company determined that a substantial amount of machinery, equipment and molds, much of which was received during a 1995 acquisition, was no longer necessary to support the current product line or future operations. Such assets disposed of were written off with a charge of $3,531,000.

Also during 1997, the Company decided to dispose of the steel-walled pool product line acquired in 1995. Assets, primarily inventory, machinery and equipment, with a book value of $3,243,000 were sold, resulting in a loss of $1,008,000 of which $800,000 is included in cost of sales.

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

                    EMPIRE OF CAROLINA, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


11. NONRECURRING INVENTORY AND RESTRUCTURING AND OTHER CHARGES -  CONTINUED

Restructuring costs and other charges for the years ended December 31, 1997 and 1996 are summarized as follows (in thousands):


Restructuring Charges:                                                  1997         1996
                                                                       ------       ------
  Employee severance  costs......................................      $  --        $1,100
  Relocation of operations.......................................         --         2,000

  Lease termination costs for duplicate facilities...............         --           400

Impairment of long-lived assets related to discontinued product
lines, including pro-rata portion of goodwill....................       3,531        4,000


Loss on dispositon of product lines..............................         208           --

Other:
  Provision for chargebacks by customers for late or missed
    shipping deadlines...........................................          --        1,000
  Miscellaneous..................................................          --          300
                                                                      --------     --------
Total ($3,739,000 and $1,300,000 incurred in the fourth
quarters of 1997 and 1996, respectively).........................       $3,739       $8,800
                                                                      ========     ========


12. SEGMENT INFORMATION

The Company considers itself to be of one operating segment in the consumer products industry. Three product categories, toys, holiday products and golf accessories, share similar distribution channels and are marketed and sold to similar customers. These products are generally manufactured from plastic resins and other materials using equivalent manufacturing processes. Items for all product lines are manufactured in varying combinations through the Company's facility in Tarboro, NC, by domestic subcontractors, or sourced through the Company's buying office in Hong Kong. The Company does not review operating results separately to make decisions about resources to be allocated among these products.

Consequently, the Company has aggregated all operating results as one segment. Geographic information and net sales by product category are as follows (in thousands):


                                                              As of and for the years ended December 31,
                                                                  1998         1997           1996
                                                                 -------     -------        -------
Net sales to foreign customers............................      $  5,128       $6,836       $14,942
Long-lived assets located in the Far East.................         3,861        5,595         5,585

Net sales:
   Toys...................................................       $55,007      $82,840      $119,706
   Holiday products.......................................        12,606       19,076        29,202
   Golf accessories (*since acquisition only).............        12,884           *            *
                                                                 -------     --------      --------
      Total ..............................................       $80,497     $101,916      $148,908
                                                                 =======     ========      ========

                    EMPIRE OF CAROLINA, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

12. SEGMENT INFORMATION - CONTINUED

The Company has a Hong Kong based subsidiary which oversees the sourcing of products from manufacturers in the Far East. Sales of products sourced through the Company's Hong Kong based subsidiary in each of the last three years ended December 31 were: 1998 -- $31,273,000; 1997 -- $36,075,000; and 1996 --
$42,891,000, respectively.

Intercompany sales between the Company's foreign and domestic operations for the years ended December 31, 1998, 1997 and 1996 were $4,414,000, $6,654,000 and
$12,700,000, respectively.

Sales to significant customers, individually, were 22%, 17%, 13% and 9% of sales, respectively, in 1998; 26%, 21%, and 13% of sales, respectively, in 1997; and 25%, 19%, and 9% of sales, respectively, in 1996. No other customer accounted for more than 10% of the Company's sales in those years.


13.  RELATED PARTIES

In connection with the Series A preferred stock transactions described in Note 8, the following members of the Company's Board of Directors made investments in the Company during 1997, which balances may subsequently have changed through December 31, 1998:

                                          SHARES OF          WARRANTS TO
                                           SERIES A            ACQUIRE
                                          PREFERRED             COMMON
                                            STOCK               STOCK
                                         -------------       -------------
       Charles S. Holmes                   125,000            2,753,752
       James  J. Pinto                     100,000            2,678,752
       Lenore H. Schupak                    22,500               22,500
       John Doran                           10,000               10,000


Timothy Moran, the Company's President and Chief Operating Officer, who was a significant shareholder of the Apple Companies, and Mark Rose, the majority shareholder of the Apple Companies, participated in the Series A preferred stock transactions, acquiring 50,000 shares of Series A preferred stock and warrants to acquire 50,000 shares of common stock, each. Mark Rose is the father-in-law of Timothy Moran.

Weiss, Peck & Greer, L.L.C. ("WPG"), on behalf of investment funds for which they were managers, in June 1997 exchanged $14,900,000 of debentures for 1,490 newly-issued Series C preferred stock of the Company. See Note 8. WPG released, among other things, their claims to accrued and unpaid interest, fees and expenses. Two principals of WPG were members of the Company's Board of Directors from 1994 through November 1997.

Steven Geller, former Chief Executive Officer and director of the Company, has the right to vote 734,039 shares of common stock of the Company owned by Barry Halperin. Mr. Geller's right to vote such shares terminates upon Mr. Halperin's disposal thereof. Mr. Geller has certain rights of first refusal relative to Mr. Halperin's disposal of their remaining shares. Mr. Geller has a one year consulting agreement with the Company which expires May 1999.

                    EMPIRE OF CAROLINA, INC. AND SUBSIDIARIES
                          SUPPLEMENTARY FINANCIAL DATA
                             SELECTED QUARTERLY DATA
                                    UNAUDITED
                      (in thousands, except per share data)



                                                                          1998
                                                        ---------------------------------------
                                                         First    Second      Third     Fourth
                                                        -------   -------    -------   --------
Net sales...........................................    $11,896    $20,306   $29,093   $19,202
Gross profit........................................      2,505      5,474     7,003     3,395
Net income (loss)...................................     (2,975)    (1,504)     (141)   (2,454)
Net Income (loss) per common share:
Basic and diluted earnings per share................       (.38)      (.15)     (.01)     (.16)

                                                                           1997
                                                        ---------------------------------------
Net sales ..........................................    $25,686    $27,616    $29,390   $16,824
Gross profit (loss).................................      3,808      7,743      5,648    (2,807)
Restructuring and other charges.....................        --         --        --       3,739
Net income (loss)...................................     (3,251)      (761)    (3,403)  (13,715)
Net Income (loss) per common share:
Basic and diluted earnings per share ...............       (.44)     (2.69)      (.44)    (2.44)


INDEPENDENT AUDITORS' REPORT

TO THE BOARD OF DIRECTORS OF
EMPIRE OF CAROLINA, INC.

We have audited the consolidated financial statements of Empire of Carolina, Inc. and its subsidiaries as of December 31, 1998 and 1997, and for each of the three years in the period ended December 31, 1998, and have issued our report thereon dated March 25, 1999, which report includes an explanatory paragraph as to an uncertainty regarding the Company's ability to continue as a going concern; such report is included elsewhere in this Form 10-K. Our audits also included the consolidated financial statement schedule of Empire of Carolina, Inc. and its subsidiaries, listed in Item 14. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.





DELOITTE & TOUCHE LLP
Raleigh, North Carolina
March 25, 1999

           SCHEDULE 1 - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                       EMPIRE OF CAROLINA, INC., (PARENT)
                            STATEMENTS OF OPERATIONS
                  Years Ended December 31, 1998, 1997 and 1996


                                                                1998          1997      1996
                                                               ------        ------    ------
                                                                        (In thousands)

ADMINISTRATIVE INCOME                                         $     66    $    129    $    401

OTHER INCOME(EXPENSE):
  Interest income, dividends and net realized gains(losses)          5           6         (82)
  Interest expense                                                  --        (930)     (2,816)
  Equity in earnings of subsidiaries                            (7,205)    (20,395)    (44,232)
  Management fee income                                             60          60          60
  Other                                                             --          --        (197)
                                                              --------    --------    --------
     Total other income(expense)                                (7,140)    (21,259)    (47,267)
                                                              --------    --------    --------

LOSS BEFORE INCOME TAXES                                        (7,074)    (21,130)    (46,866)
INCOME TAX BENEFIT                                                  --          --         665
                                                              --------    --------    --------

NET LOSS                                                      $ (7,074)   $(21,130)   $(46,201)
                                                              ========    ========    ========

                 SCHEDULE 1 - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                             EMPIRE OF CAROLINA, INC., (PARENT)
                                       BALANCE SHEETS
                                 December 31, 1998 and 1997
                                       (In thousands)


                                                                          1998         1997
                                                                       ---------     --------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                          $       207   $       31
  Receivables from subsidiaries                                               --           --
  Prepaid expenses and other current assets                                    1            1
                                                                       ---------     --------
          Total current assets                                               208           32

INVESTMENT IN AND NOTE RECEIVABLE FROM SUBSIDIARIES                       17,834       17,727
                                                                       ---------     --------
                                                                     $    18,042   $   17,759
                                                                       ---------     --------

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable and accrued expenses                                  $ 1,344      $ 1,325
  Indemification obligations related to sales of subsidiaries                379          380
                                                                       ---------     --------
          Total current liabilities                                        1,723        1,705
                                                                       ---------     --------
OTHER NONCURRENT LIABILITIES                                                 562          601
                                                                       ---------     --------
          Total liabilities                                                2,285        2,306
                                                                       ---------     --------

STOCKHOLDERS' EQUITY:
  Common stock, $.10 par value, 60,000,000 shares authorized.  Shares
    issued and outstanding: 1998 - 16,117,000 and 1997 - 7,849,000         1,612          785
  Preferred stock, $.01 par value, 5,000,000 shares authorized.
    Shares issued and outstanding:  Series A convertible preferred stock:  1998 - 1,751,000 and 1997 - 2,100,000;  Series C
    convertible preferred stock:  1998 - 1,451 and 1997 - 1,461.              18           21
  Additional paid-in capital                                             115,813      109,282
  Deficit                                                               (101,686)     (94,635)
                                                                       ---------     --------
          Total stockholders' equity                                      15,757       15,453
                                                                       ---------     --------
                                                                        $ 18,042     $ 17,759
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

           SCHEDULE 1 - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                       EMPIRE OF CAROLINA, INC., (PARENT)
                            STATEMENTS OF CASH FLOWS
                  Years Ended December 31, 1998, 1997 and 1996

                                                                        1998       1997        1996
                                                                        ----       ----        ----

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                             $ (7,074)   $(21,130)   $(46,201)
Adjustments to reconcile net loss to net cash provided by(used in)
operating activities:
  Non-cash adjustments                                                    (60)     21,226      43,403
  Changes in assets and liabilities                                       255         738        (471)
                                                                     --------    --------    --------
         Net cash provided by(used in) operating activities            (6,879)        834      (3,269)
                                                                     --------    --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of marketable securities                              --          --          85
  Note receivable from subsidiary                                        (107)    (19,609)     (8,933)
  Net advances to subsidiaries                                             --          --       1,607
  Management fees received from subsidiaries                               60          60          60
                                                                     --------    --------    --------
          Net cash used in investing activities                           (47)    (19,549)     (7,181)
                                                                     --------    --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Investment in subsidiary                                              7,181          --          --
  Repayment of senior subordinated notes                                   --          --      (8,338)
  Proceeds from issuance of common stock                                   --          --      14,485
  Net proceeds from(expenses of)  issuance of preferred stock             (86)     18,656          --
  Proceeds from stock options and warrants exercised                        7          --       2,977
                                                                     --------    --------    --------
          Net cash provided by financing activities                     7,102      18,656       9,124
                                                                     --------    --------    --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                      176         (59)     (1,326)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                               31          90       1,416
                                                                     --------    --------    --------
CASH AND CASH EQUIVALENTS, END OF YEAR                               $    207    $     31    $     90
                                                                     ========    ========    ========


           SCHEDULE 1 - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                       EMPIRE OF CAROLINA, INC., (PARENT)
                STATEMENTS OF CASH FLOWS - Continued Years Ended
                        December 31, 1998, 1997 and 1996

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the period for:
      Interest                            $ --      $  --       $ 3,301
      Income taxes, (net of refunds)      (131)       (94)       (1,834)


NONCASH INVESTING AND FINANCING ACTIVITIES

   On May 28, 1998, the Company acquired all of the common stock of the Apple Companies for an aggregate purchase price of $7,633,000, including expenses, and including the issuance of 5,000,000 shares of common stock and assuming the issuance of an additional 1,153,846 shares of common stock.

   On August 21, 1998, the Company settled a liability with a licensor by making a cash payment and issuing 200,000 shares of common stock in exchange for releasing the Company from an unsatisfied guaranteed minimum royalty obligation, resulting in an increase in common stock of $20,000, additional paid-in capital of $130,000, and a decrease in other liabilities of $150,000.

   During December 1998, the Company issued 223,656 shares of common stock in lieu of directors and consulting fees, resulting in an increase in common stock of $23,000, additional paid-in capital of $90,000 and a decrease in other liabilities of $103,000.

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