Form 10-Q
period 1999-04-04
EMPIRE OF CAROLINA INC
filed 1999-05-19
CIK 312840

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)
              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended APRIL 4, 1999
                                                 -------------

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from _____________ to _____________

          Commission File No.                  1-7909
                                               ------

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

                                 (561) 498-4000
                                 --------------
               Registrant's telephone number, including area code)


          -------------------------------------------------------------
         (Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

The number of shares outstanding of the issuer's Common Stock, $.10 par value, as of April 23, 1999 was 16,629,582.

                         PART I - FINANCIAL INFORMATION


This Form 10-Q contains various forward-looking statements and information, including under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations," that are based on management's beliefs as well as assumptions made by and information currently available to management, including statements regarding future economic performance and financial condition, liquidity and capital resources and management's plans and objectives. When used in this document, the words "expect," "anticipate," "estimate," "believe," and similar expressions are intended to identify forward-looking statements. Such statements are subject to various risks and uncertainties which could cause actual results to vary materially from those stated. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, expected or projected. Such risks and uncertainties include the Company's ability to manage inventory production and costs, to meet potential increases or decreases in demand, potential adverse customer impact due to delivery delays including effects on existing and future orders, competitive practices in the toy, golf and decorative holiday products industries, changing consumer preferences and risks associated with consumer acceptance of new product introductions, potential increases in raw material prices, potential delays or production problems associated with foreign sourcing of production and the impact of pricing policies including providing discounts and allowances, reliance on key customers, the seasonality of the Company's business, the ability of the Company to meet existing financial obligations in the event of adverse industry or other developments, and the Company's ability to obtain additional capital to fund future commitments and operations. Certain of these as well as other risks and uncertainties are described in more detail in the Company's Annual Report on Form 10-K for the year ended December 31, 1998 and the Company's Registration Statement on Form S-3 filed under the Securities Act of 1933, Registration No. 333-57963. The Company undertakes no obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

ITEM 1.     FINANCIAL STATEMENTS

                                         EMPIRE OF CAROLINA, INC., AND SUBSIDIARIES
                                            CONSOLIDATED CONDENSED BALANCE SHEETS
                                             (In thousands except share amounts)
                                                                                      April 4,              December 31,
                                                                                        1999                    1998
                                                                                 --------------------  -----------------------
                                                                                     (Unaudited)
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                                            $   3,280            $   4,295
  Accounts receivable, less allowances and other
    deductions (1999-$4,366; 1998-$5,083)                                                 11,757               11,462
  Inventories, net                                                                        12,280               10,876
  Prepaid expenses and other current assets                                                  268                  817
                                                                                       ---------            ---------
          Total current assets                                                            27,585               27,450

PROPERTY, PLANT AND EQUIPMENT, NET                                                        11,529               11,571
EXCESS COST OVER FAIR VALUE OF NET ASSETS ACQUIRED, NET                                   12,502               12,670
TRADEMARKS, PATENTS, TRADENAMES AND LICENSES, NET                                          5,440                5,565
OTHER NONCURRENT ASSETS                                                                      750                  390
                                                                                       ---------            ---------
                                                                                       $  57,806            $  57,646
                                                                                       =========            =========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Notes payable and current portion of long-term debt                                  $  19,362            $  17,547
  Accounts payable - trade                                                                 8,375                7,718
  Other accrued liabilities                                                                8,263                8,535
                                                                                       ---------            ---------
          Total current liabilities                                                       36,000               33,800
                                                                                       ---------            ---------

LONG-TERM LIABILITIES:
  Long-term debt                                                                           6,050                6,450
  Other noncurrent liabilities                                                             1,672                1,639
                                                                                       ---------            ---------
          Total long-term liabilities                                                      7,722                8,089
                                                                                       ---------            ---------
          Total liabilities                                                               43,722               41,889
                                                                                       ---------            ---------

COMMITMENTS AND CONTINGENCIES (NOTE 3)
STOCKHOLDERS' EQUITY:
  Common stock, $.10 par value, 60,000,000 shares authorized, shares
    issued and outstanding: 1999 - 16,615,000 and 1998 - 16,117,000                        1,662                1,612
  Preferred stock, $.01 par value, 5,000,000 shares authorized
    Issued and outstanding:  1999 - 1,755,000 and 1998 - 1,751,000 shares of Series A convertible preferred stock and 1,451 shares
    of Series C convertible preferred stock                                                   17                   18
  Additional paid-in capital                                                             115,914              115,813
  Deficit                                                                               (103,509)            (101,686)
                                                                                       ---------            ---------
          Total stockholders' equity                                                      14,084               15,757
                                                                                       ---------            ---------

                                                                                       $  57,806            $  57,646
                                                                                       =========            =========

            See notes to consolidated condensed financial statements.


                                    EMPIRE OF CAROLINA, INC., AND SUBSIDIARIES
                                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                                   (Unaudited)
                                                                            Quarter Ended          Quarter Ended
                                                                                April 4,             March 31,
                                                                         --------------------  --------------------
                                                                                1999                  1998
                                                                         --------------------  --------------------
                                                                           (In thousands except per share amounts)

Net Sales                                                                   $ 15,851                  $ 11,896

COST OF SALES                                                                 11,823                     9,391
                                                                            --------                  --------
GROSS PROFIT                                                                   4,028                     2,505

SELLING AND ADMINISTRATIVE EXPENSE                                             5,007                     4,493
                                                                            --------                  --------

OPERATING LOSS                                                                  (979)                   (1,988)

INTEREST EXPENSE                                                                (844)                     (987)
                                                                            --------                  --------

LOSS BEFORE INCOME TAXES                                                      (1,823)                   (2,975)

INCOME TAX BENEFIT                                                                 -                         -
                                                                            --------                  --------

NET LOSS                                                                    $ (1,823)                 $ (2,975)
                                                                            ========                  ========

LOSS PER COMMON SHARE -
   Basic and diluted                                                        $  (0.11)                 $  (0.38)
                                                                            ========                  ========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
   OUTSTANDING -
   Basic and diluted                                                          16,261                     7,849
                                                                            ========                  ========


            See notes to consolidated condensed financial statements.

                                        EMPIRE OF CAROLINA, INC., AND SUBSIDIARIES
                                      CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                                        (Unaudited)
                                                                              Quarter Ended             Quarter Ended
                                                                                 April 4,                  March 31,
                                                                          -----------------------   ------------------------
                                                                                   1999                      1998
                                                                          -----------------------   ------------------------
                                                                                            (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                              $(1,823)               $(2,975)
Adjustments to reconcile net loss to net cash used in
operating activities:
  Depreciation and amortization                                                         1,044                  1,242
  Other                                                                                   314                    559
  Changes in assets and liabilities                                                    (1,256)                   (42)
                                                                                      -------                -------
         Net cash used in operating activities                                         (1,721)                (1,216)
                                                                                      -------                -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                                   (709)                   (60)
                                                                                      -------                -------
          Net cash used in investing activities                                          (709)                   (60)
                                                                                      -------                -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings under lines of credit                                                      1,815                  1,985
  Repayments of notes payable                                                            (400)                  (705)
                                                                                      -------                -------
          Net cash provided by financing activities                                     1,415                  1,280
                                                                                      -------                -------

NET INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS                                    (1,015)                     4

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                          4,295                  3,483
                                                                                      -------                -------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                              $ 3,280                $ 3,487
                                                                                      =======                =======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the period for:
      Interest                                                                        $   573                $   607
      Income taxes, (net of refunds)                                                       56                     (3)


            See notes to consolidated condensed financial statements.

                    EMPIRE OF CAROLINA, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                 QUARTER ENDED APRIL 4, 1999 AND MARCH 31, 1998
                                   (UNAUDITED)

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

      The consolidated condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Recurring losses from operations and operating cash constraints are potential factors which, among others, may indicate that the Company will be unable to continue as a going concern for a reasonable period of time. The independent auditors' report on the December 31, 1998 financial statements stated that "... the Company's recurring losses from operations and current cash constraints raise substantial doubt about the Company's ability to continue as a going concern . . . . The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty."

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

      In 1999, the Company implemented a 4-4-5 week monthly closing cycle for the quarter versus the calendar month end closing dates in the prior year quarter. This change has a minimal impact on the comparability of the interim consolidated condensed financial statements presented.

      EARNINGS PER SHARE - For the calculation of earnings per share for the first quarter of 1999 and 1998, all of the options, warrants, convertible securities and contingently issuable shares are excluded from basic and diluted earnings per share because they are anti-dilutive.

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

2. INVENTORIES

      A summary of inventories, by major classification, at April 4, 1999 and December 31, 1998 is as follows (in thousands):


                                                    1999             1998
                                                 ------------     ------------

Finished goods                                   $ 10,855           $ 9,693
Raw materials and purchased parts                     996               871
Work-in-process                                       429               312
                                                  ============     ============
                                                 $ 12,280           $ 10,876
                                                 ============     ============


      Inventories are net of writedowns for lower of cost or market reserves of $2,962,000 and $2,800,000 at April 4, 1999 and December 31, 1998, respectively.

3. COMMITMENTS AND CONTINGENCIES

      ROYALTY AGREEMENTS - The Company is obligated to pay certain minimum royalties under various trademark license agreements which aggregate approximately $6.2 million through their initial minimum terms expiring through June 30, 2002.

      LETTERS OF CREDIT - The Company had outstanding commitments under letters of credit totaling approximately $1,231,000 at April 4, 1999 compared to $1,479,000 at December 31, 1998.

      INDEMNIFICATIONS - In connection with the sale of businesses it previously owned, the Company provided certain indemnifications to the purchaser. The Company has established reserves for all claims known to it and for other contingencies in connection with the sale. Although there can be no assurance that claims and other contingencies related to the sale will not exceed established reserves, the Company believes that additional exposure related to the indemnification obligations will not be material to the consolidated financial statements.

      LITIGATION. During December 1990, George Delaney and Rehkemper I.D., Inc. commenced a suit against an acquired company claiming infringement of various intellectual property rights. The plaintiffs have filed an amended complaint against the Company and a trial is scheduled for August 1999. Although the Company is vigorously contesting the matters set forth in the amended complaint, it is unable to determine at this time the extent of its financial exposure.

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

      CONTINGENCIES - The Company has been identified as a potentially responsible party, along with numerous other parties, at various U. S. Environmental Protection Agency ("EPA") designated superfund sites. The Company is vigorously contesting these matters. It is the Company's policy to accrue remediation costs when it is probable that such costs will be incurred and when they can be reasonably estimated. As of April 4, 1999 and December 31, 1998, the Company had reserves for environmental liabilities of $98,000. The amount accrued for environmental liabilities was determined without consideration of possible recoveries from third parties. Estimates of costs for future remediation are necessarily imprecise due to, among other things, the allocation of costs among potentially responsible parties. Although it is possible that additional environmental liability related to these matters could result in amounts that could be material to the Company's consolidated financial statements, a reasonably possible range of such amounts cannot presently be estimated. Based upon the facts presently known, the large number of other potentially responsible parties and potential defenses that exist, the Company believes that its share of the costs of cleanup for its current remediation sites will not, in the aggregate, have a material adverse impact on its consolidated financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The Company designs, manufactures and markets a broad variety of consumer products including toys, plastic decorative holiday products, and golf shoes and accessories. The Company has been involved in the toy and holiday products industries for approximately 45 years. In May 1998, the Company acquired the Apple Companies, manufacturers and distributors of Wilson(R) and Wilson Staff(R) golf shoes and other Wilson(R) golf accessories since 1986. During 1998 the Company began to pursue contract molding for original equipment (OEM) manufacturers.

      Sales of the Company's products are seasonal in nature. Generally, the Company's largest sales occur in the third and fourth quarters of the year when it ships its toys for the Christmas shopping season and holiday products for the Christmas and Halloween shopping seasons. The Company's production generally is heaviest in the period from June through September. Production and sales of OEM products will better utilize plant capacity, but management still expects that the Company's quarterly operating results will vary significantly throughout the year.

RESULTS OF OPERATIONS

      The 1998 amounts in the ensuing discussion do not include the results of operations of Apple Sports, Inc. and Apple Golf Shoes, Inc. (together, the "Apple Companies"), which were acquired May 28, 1998.

 FIRST QUARTER  ENDED APRIL 4, 1999 COMPARED TO FIRST QUARTER  ENDED MARCH 31,
 1998

      NET SALES AND NET LOSS. Net sales for the first quarter of 1999 increased to $15.9 million compared to $11.9 million for the first quarter of ended March 31, 1998. The net loss for the first quarter of 1999 decreased to $1.8 million from $3.0 million during the first quarter of 1998.

      The increase in net sales from the first quarter of 1998 to the first quarter of 1999 was the result of the inclusion of sales of $5.4 million of golf accessories in 1999. In addition, sales of YoYo Balls(R) increased by $.9 million and sales of the newly introduced Rugrats(TM) sprinklers were $.9 million. Sales of OEM products were $.2 million during the first quarter of 1999. These sales increases were offset by decreased sales of pools ($1.0 million), waterslides ($.7 million) and other items.

      GROSS PROFIT MARGINS. Gross profit margins were higher for the quarter ended April 4, 1999 (25%) as compared to the quarter ended March 31, 1998 (21%). The improvement in gross profit margins is attributable to the inclusion of the golf accessories business during the first quarter of 1999 and lower costs of domestic operations.

      SELLING AND ADMINISTRATIVE ("S&A"). S & A expenses were $.5 million higher for the quarter ended April 4, 1999 as compared to the quarter ended March 31, 1998. This increase was primarily attributable to the addition of the golf accessories business and new product development costs, offset by lower advertising and shipping expenses.

      INTEREST EXPENSE. Interest expense has decreased to $.8 million for the first quarter of 1999 compared to $1 million during the first quarter of 1998 as a result of lower borrowings at consistent interest rates.




SEASONALITY OF SALES

      Sales of many toy products are seasonal in nature. Purchase orders for the Christmas selling season are typically secured in the months of April, May and June so that by the end of June, the Company has historically received orders or order indications for a substantial majority of its full year's toy business. Products sold primarily in the spring and summer months include golf shoes and accessories, Water Works(TM) pools, Crocodile Mile(R) water slides and other items, which are shipped principally in the first and second quarters of the year and counter some of the seasonality associated with the Company's toy products. In addition, certain toys such as Big Wheel(R) ride-ons, Grand Champions(R) horses and Buddy L(R) vehicles ship year-round. Sales of holiday products are heavily concentrated in the Christmas and Halloween shopping seasons with substantially all shipments occurring in the third and fourth quarters of the year. The Company's production generally is heaviest in the period from June through September. Production and sales of OEM products will better utilize plant capacity during other periods. Sales of golf shoes and accessories, which are approximately equal in each half of the year, will complement toy sales which are more concentrated in the second half of the year. The Company expects that its quarterly operating results will vary significantly throughout the year.


LIQUIDITY AND CAPITAL RESOURCES

      The Company has experienced operating difficulties during the past several years, but the operating loss has been reduced to $1.8 million for the first quarter of 1999 compared to $3.0 million for the first quarter of 1998. Despite the improvements made during the period, the Company continues to operate under tight cash constraints.

      The Company has financed its losses primarily by additional borrowing under its existing bank credit facilities. At April 4, 1999, the Company had borrowed $23.5 million under those facilities and had available an additional $5.5 million. The Company expects to continue to utilize its credit facilities to fund any additional losses. The Company believes that existing availability under its credit facilities will be adequate to support its projected operations. If it is not, the Company would have to seek alternative sources of financing. If that financing were not available, the Company would be adversely affected.

      The consolidated condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Recurring losses from operations and operating cash constraints are potential factors which, among others, may indicate that the Company will be unable to continue as a going concern for a reasonable period of time. The independent auditors' report on the December 31, 1998 financial statements stated that "...the Company's recurring losses from operations, and current cash constraints raise substantial doubt about the Company's ability to continue as a going concern . . . . The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty."

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

      The increase in inventories from the end of the year reflects purchases and prodution of toys to fulfill projected demand. The increase in notes payable from the end of the year reflects the funding of the loss from operations for the quarter through existing secured bank credit facilities.

      Capital expenditures, principally for the purchase of tooling for new products and equipment, were $709,000 for the first quarter of 1999 compared to $60,000 for the first quarter of 1998.

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

      During the second quarter of 1998, the Company assigned a manager to the Year 2000 project and engaged consultants to help evaluate the overall business requirements of its systems. The Company anticipates achieving Year 2000 readiness for its information technology systems in addition to meeting other customer requirements through the implementation of new software as a result of this evaluation. The Company has selected software which has been installed and is expecting full implementation during the third quarter of 1999. The Company estimates the total cost for the new management information software, hardware and peripherals will be approximately $300,000.

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


BACKLOG

      The Company had open orders for toys of $4.1 million and $12.2 million as of April 4, 1999 and March 31, 1998, respectively. Open orders at the end of the first quarter mainly reflect orders for pool products and water slides and boys and girls toys, which is the beginning of orders for fall toy product sales. The Company believes that because order patterns in the retail industry vary from time to time, open orders on any date in a given year are not a meaningful indication of the future sales.




ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to certain market risks which arise from transactions entered into in the normal course of business. The Company's primary exposures are changes in interest rates with respect to its debt and foreign currency exchange fluctuations.

The Company finances its working-capital needs primarily through a variable rate loan facility. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources." The Company's results may be adversely or positively affected by fluctuations in interest rates.

The Company sources products from various manufacturers in the Far East. The purchases are generally made in Hong Kong dollars while goods are sold in U. S. dollars. Due to the small levels of inventory, and the historical consistency of the Hong Kong dollar/U.S. dollar exchange rate, the Company does not believe that any adverse or positive affect would be significant.

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

EXHIBIT NO.        DESCRIPTION
-----------        -----------


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

EXHIBIT NO.        DESCRIPTION
-----------        -----------

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

EXHIBIT NO.        DESCRIPTION
-----------        -----------

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

(b) The following reports on Form 8-K have been filed by the Company during the last quarter of the period covered by this report:

           Form 8-K filed March 26, 1999 (relating to the Eighth Amemdment to Loan and Security Agreement and Amemded, Restated and Consolidated Loan and Security Agreement of the Apple Companies.)

                                    SIGNATURE


                           Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                   EMPIRE OF CAROLINA, INC.

                                                   /s/ William H. Craig
                                             -----------------------------------
                                                     William H. Craig
                                                     Chief Financial Officer


                          Dated: May 19, 1999
                                 ------------