Form 10-Q
period 1999-07-04
EMPIRE OF CAROLINA INC
filed 1999-08-17
CIK 312840

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)
              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended JULY 4, 1999
                                  ------------
                                       OR

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

The number of shares outstanding of the issuer's Common Stock, $.10 par value, as August 9, 1999 was 17,989,991.

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

Item 1.     FINANCIAL STATEMENTS

                               EMPIRE OF CAROLINA, INC., AND SUBSIDIARIES
                                  CONSOLIDATED CONDENSED BALANCE SHEETS
                                  (In thousands except share amounts)

                                                                         July 4,    December 31,
                                                                          1999          1998
                                                                       -----------  -----------
                                                                       (Unaudited)
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                            $   2,624    $   4,295
  Accounts receivable, less allowances and other
    deductions (1999-$5,137; 1998-$5,083)                                 14,733       11,462
  Inventories, net                                                        15,730       10,876
  Prepaid expenses and other current assets                                  461          817
                                                                       ---------    ---------
          Total current assets                                            33,548       27,450

PROPERTY, PLANT AND EQUIPMENT, NET                                        11,681       11,571
EXCESS COST OVER FAIR VALUE OF NET ASSETS ACQUIRED, NET                   12,010       12,670
TRADEMARKS, PATENTS, TRADENAMES AND LICENSES, NET                          5,315        5,565
OTHER NONCURRENT ASSETS                                                      488          390
                                                                       ---------    ---------
                                                                       $  63,042    $  57,646
                                                                       =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
  Current Liabilities:
  Notes payable and current portion of long-term debt                  $  27,062    $  17,547
  Accounts payable - trade                                                 8,443        7,718
  Other accrued liabilities                                                8,352        8,535
                                                                       ---------    ---------
          Total current liabilities                                       43,857       33,800
                                                                       ---------    ---------

LONG-TERM LIABILITIES:
  Long-term debt                                                           5,025        6,450
  Other noncurrent liabilities                                             1,692        1,639
                                                                       ---------    ---------
          Total long-term liabilities                                      6,717        8,089
                                                                       ---------    ---------
          Total liabilities                                               50,574       41,889
                                                                       ---------    ---------

COMMITMENTS AND CONTINGENCIES (NOTE 3)
STOCKHOLDERS' EQUITY:
  Common stock, $.10 par value, 60,000,000 shares authorized, shares
 issued and outstanding: 1999 - 17,886,000 and 1998 - 16,117,000.          1,788        1,612
Preferred stock, $.01 par value, 5,000,000 shares authorized.
Issued and outstanding: 1999 - 1,565,000 and 1998 - 1,751,000 shares of Series A convertible preferred stock and 1,451 shares
 of Series C convertible preferred stock.                                     16           18
Additional paid-in capital                                               115,789      115,813
Deficit                                                                 (105,125)    (101,686)

        Total stockholders' equity                                        12,468       15,757
                                                                       ---------    ---------

                                                                       $  63,042    $  57,646
                                                                       =========    =========


                       See notes to consolidated condensed financial statements.

                               EMPIRE OF CAROLINA, INC., AND SUBSIDIARIES
                            CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                              (Unaudited)


                                   QUARTER ENDED JULY      QUARTER ENDED JUNE    SIX MONTHS  ENDED        SIX MONTHS ENDED
                                        JULY 4,                   JUNE 30,             JULY 4,                  JUNE 30,
                                   ------------------      ------------------    ------------------       ------------------
                                          1999                    1998                  1999                     1998
                                   ------------------      ------------------    ------------------       ------------------
                                    (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)       (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)






NET SALES                            $ 14,453                $ 20,306                $ 30,304                $ 32,202

COST OF SALES                          10,789                  14,832                  22,612                  24,223
                                     --------                --------                --------                --------
GROSS PROFIT                            3,664                   5,474                   7,692                   7,979

SELLING AND ADMINISTRATIVE EXPENSE      4,175                   5,885                   9,182                  10,378
                                     --------                --------                --------                --------

OPERATING LOSS                           (511)                   (411)                 (1,490)                 (2,399)

INTEREST EXPENSE                         (932)                 (1,093)                 (1,776)                 (2,080)
                                     --------                --------                 --------                --------

LOSS BEFORE INCOME TAXES               (1,443)                 (1,504)                 (3,266)                 (4,479)

INCOME TAX BENEFIT                         --                      --                       --                      --
                                     --------                --------                 --------                --------

NET LOSS                             $ (1,443)               $ (1,504)                $ (3,266)              $ (4,479)
                                     --------                --------                 --------                --------

LOSS PER COMMON SHARE -
 Basic and diluted                   $  (0.08)               $  (0.15)                $  (0.20)              $  (0.50)
                                     --------                --------                 --------                --------


WEIGHTED AVERAGE NUMBER OF COMMON
 SHARES OUTSTANDING -
 Basic and diluted                     17,062                  10,173                   16,713                  9,017
                                     --------                --------                 --------                --------




                       See notes to consolidated condensed financial statements.

EMPIRE OF CAROLINA, INC., AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                          SIX MONTHS ENDED JULY       SIX MONTHS ENDED JUNE
                                                                                    4,                          30,
                                                                          ---------------------       ---------------------
                                                                                   1999                        1998
                                                                          ---------------------       ---------------------
                                                                                           (IN THOUSANDS)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                  $          (3,266)          $          (4,479)
Adjustments to reconcile net loss to net
cash used in operating
 activities:
 Depreciation and amortization                                                        2,400                       2,479
 Other                                                                                  943                       1,267
 Changes in assets and liabilities                                                   (8,238)                     (3,917)
                                                                          -----------------           -----------------
  Net cash used in operating activities                                              (8,161)                     (4,650)
                                                                          -----------------           -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures                                                                (1,600)                       (301)
 Acquisition of Apple Companies                                                          --                         917
                                                                          -----------------           -----------------
  Net cash provided by(used in) investing activities                                 (1,600)                        616
                                                                          -----------------           -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Borrowings under lines of credit                                                     8,715                       4,032
 Repayments of notes payable                                                           (625)                     (1,730)
 Expenses of issuance of preferred stock                                                 --                         (86)
                                                                          -----------------           -----------------
  Net cash provided by financing activities                                           8,090                       2,216
                                                                          -----------------           -----------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                            (1,671)                     (1,818)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                        4,295                       3,483
                                                                          -----------------           -----------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                  $           2,624           $           1,665
                                                                          =================           =================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
 Cash paid during the period for:
  Interest                                                                $           1,285           $           1,415
  Income taxes                                                                           88                         352


NONCASH INVESTING AND FINANCING ACTIVITIES

 On May 28, 1998, the Company acquired all of the common stock of the Apple Companies for an aggregate purchase price of $7,633,000, including expenses. The purchase price included the issuance of 5,000,000 shares of common stock at the time of closing, and assumes the issuance of an additional 1,153,846shares of common stock under the share adjustment provisions of the acquisition agreement. The components of cash used for the acquisition as reflected in the consolidated statements of cash flows are as follows (in thousands):

Fair value of assets acquired, net of cash acquired   $ 15,454
Liabilities assumed                                     (9,063)
Common stock issued and assumed issued                  (7,308)
                                                      --------
Cash paid in acquisition, net of direct expenses      $   (917)
                                                      ========

           See notes to consolidated condensed financial statements.

                    EMPIRE OF CAROLINA, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                  QUARTER ENDED JULY 4, 1999 AND JUNE 30, 1998
                                   (UNAUDITED)

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

      EARNINGS PER SHARE - All of the Company's options, warrants, convertible securities and contingently issuable shares are excluded from basic and diluted earnings per share because they are anti-dilutive.

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


2. INVENTORIES

      A summary of inventories, by major classification, at July 4, 1999 and December 31, 1998 is as follows (in thousands):

                                           July 4,       December 31,
                                            1999             1998
                                         ------------     ------------

Finished goods                              $ 13,580          $ 9,693
Raw materials and purchased parts              1,598              871
Work-in-process                                  552              312
                                         ------------     ------------
                                            $ 15,730         $ 10,876
                                         ============     ============



      Inventories are net of writedowns for lower of cost or market reserves of $2,355,000 and $2,800,000 at July 4, 1999 and December 31, 1998, respectively.

3. COMMITMENTS AND CONTINGENCIES

      ROYALTY AGREEMENTS - The Company is obligated to pay certain minimum royalties under various trademark license agreements that aggregate approximately $6.2 million through their initial minimum terms expiring through June 30, 2002.

      LETTERS OF CREDIT - The Company had outstanding commitments under letters of credit totaling approximately $956,000 at July 4, 1999 compared to $1,479,000 at December 31, 1998.

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

      LITIGATION. During December 1990, George Delaney and Rehkemper I.D., Inc. commenced a suit against an acquired company claiming infringement of various intellectual property rights. The plaintiffs have filed an amended complaint against the Company and a trial is scheduled for August 1999Although the Company is vigorously contesting the matters set forth in the amended complaint, it is unable to determine at this time the extent of its financial exposure.

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

      CONTINGENCIES - The Company has been identified as a potentially responsible party, along with numerous other parties, at various U. S. Environmental Protection Agency ("EPA") designated superfund sites. The Company is vigorously contesting these matters. It is the Company's policy to accrue remediation costs when it is possible that such costs will be incurred and when they can be reasonably estimated. As of July 4, 1999 and December 31, 1998, the Company had reserves for environmental liabilities of $98,000. The amount accrued for environmental liabilities was determined without consideration of probable recoveries from third parties. Estimates of costs for future remediation are necessarily imprecise due to, among other things, the allocation of costs among potentially responsible parties. Although it is possible that additional environmental liability related to these matters could result in amounts that could be material to the Company's consolidated financial statements, a reasonably possible range of such amounts cannot presently be estimated. Based upon the facts presently known, the large number of other potentially responsible parties and potential defenses that exist, the

Company believes that its share of the costs of cleanup for its current remediation sites will not, in the aggregate, have a material adverse impact on its consolidated financial statements.

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

RESULTS OF OPERATIONS

      The 1998 amounts in the ensuing discussion include the results of operations of Apple Sports, Inc. and Apple Golf Shoes, Inc. (together, the "Apple Companies"), from the date of acquisition May 28, 1998.

SECOND QUARTER AND SIX MONTHS ENDED JULY 4, 1999 COMPARED TO SECOND QUARTER AND SIX MONTHS ENDED JUNE 30, 1998


      NET LOSS. The net loss for the quarter ended July 4, 1999 was $1.4 million compared to $1.5 million for the quarter ended June 30, 1998 and was $3.3 million compared to $4.5 million for the six month periods ended July 4, 1999 and June 30, 1998, respectively. The current year loss reflects improvements in gross margin and lower selling and administrative expense and interest expense when compared to the prior year.

      NET SALES. Net sales for the quarter and six months ended July 4, 1999 decreased by $5.9 million, or 28.8%, to $14.4 million and decreased by $1.9 million, or 5.9%, to $30.3 million, respectively, compared to the quarter and six months ended June 30, 1998. The Company believes that the decrease in sales is primarily due to increased competition with respect to particular products. Decreases in second quarter 1999 sales of waterslides ($4.9 million), pools ($1.4 million), Big Wheel(R) ride-ons ($1.0 million) and Buddy L(R) vehicles ($1.9 million) in comparison to the second quarter of 1998 were offset by inclusion of $6.1 million sales of golf accessories in the second quarter of 1999 as compared to only $2.4 million in the second quarter of 1998. The decrease in sales for the first six months of 1999 in comparison to the like period of the prior year, though significantly affected by the second quarter decreases mentioned above, were tempered by increases in sales of YoYo Balls(R) ($1.1 million) and sales of the newly introduced Rugrats(TM) sprinklers ($1.2 million) plus sales of golf accessories for a full six months ($11.4 million) compared to only one month in 1998.

      GROSS PROFIT MARGINS. Gross profit margins for the six months ended July 4, 1999 (25.4%) showed slight improvement over the first six months of 1998 (24.8%). The decrease in gross profit margin for the second quarter of 1999 is due to the decrease in sales volume and sales mix, primarily the drop in waterslide sales.

      SELLING AND ADMINISTRATIVE ("S&A"). S & A expenses were $1.7 million and $1.2 million lower for the quarter and six months ended July 4, 1999 as compared to the quarter and six months ended June 30, 1998. This decrease was primarily attributable to lower advertising ($1.6 million) and shipping ($.5 million) expenses.

      INTEREST EXPENSE. Interest expense has decreased to $1.8 million for the first six months of 1999 compared to $2.1 million during the first six months of 1998 as a result of lower borrowings at consistent interest rates.

SEASONALITY OF SALES

      Sales of many toy products are seasonal in nature. Purchase orders for the Christmas selling season are typically secured in the months of April, May and June so that by the end of June, the Company has historically received orders or order indications for a substantial majority of its full year's toy business. Products sold primarily in the spring and summer months include golf shoes and accessories, Water Works(TM) pools, Crocodile Mile(R) water-slides and other items, which are shipped principally in the first and second quarters of the year and counter some of the seasonality associated with the Company's toy products. In addition, certain toys such as Big Wheel(R) ride-ons, Grand Champions(R) horses and Buddy L(R) vehicles ship year-round. Sales of holiday products are heavily concentrated in the Christmas and Halloween shopping seasons with substantially all shipments occurring in the third and fourth quarters of the year. The Company's production generally is heaviest in the period from June through September. Production and sales of OEM products will better utilize plant capacity during other periods. Sales of golf shoes and accessories, which are approximately equal in each half of the year, will complement toy sales that are more concentrated in the second half of the year. The Company expects that its quarterly operating results will vary significantly throughout the year.


LIQUIDITY AND CAPITAL RESOURCES

      The Company has experienced operating difficulties during the past several years, but the operating loss has been reduced to $3.3 million for the first six months of 1999 compared to $4.5 million for the first six months of 1998. Despite the improvements made during the period, the Company continues to operate under tight cash constraints.

      The Company has financed its losses primarily by additional borrowing under its existing bank credit facilities. At July 4, 1999, the Company had borrowed $30.8 million under those facilities and had available an additional $1.2 million. The Company expects to continue to utilize its credit facilities to fund any additional losses. The Company believes that existing availability under its credit facilities will be adequate to support its projected operations. If it is not, the Company would have to seek alternative sources of financing. If that financing were not available, the Company would be adversely affected.

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

      The increase in inventories from the end of the year reflects purchases and production of toys to fulfill projected demand. The increase in notes payable from the end of the year reflects the funding of the loss from operations for the quarter through existing secured bank credit facilities.
                                       8

      Capital expenditures, principally for the purchase of tooling for new products and equipment, were $1,600,000 for the first six months of 1999 compared to $301,000 for the first six months of 1998.

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

      During the second quarter of 1998, the Company assigned a manager to the Year 2000 project and engaged consultants to help evaluate the overall business requirements of its systems. The Company anticipates achieving Year 2000 readiness for its information technology systems in addition to meeting other customer requirements through the implementation of new software as a result of this evaluation. The Company has selected software that has been installed and is expecting implementation during the third quarter of 1999. The Company estimates the total cost for the new management information software, hardware and peripherals will be approximately $350,000, of which $300,000 has been incurred and funded from operations.

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

      The Company has identified third-party vendors who could materially impact the business if they were unable to provide goods and services, and is in the process of obtaining representations regarding their Year 2000 readiness.

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


BACKLOG

      The Company had open orders for toys of $11.6 million and $17.5 million as of July 4, 1999 and June 30, 1998, respectively. Open orders at the end of the second quarter mainly reflect orders for holiday products and boys and girls toys. The lower backlog in 1999 reflects reduction in toy orders offset by stronger holiday product orders than at the end of the second quarter of 1998. The Company believes that because order patterns in the retail industry vary from time to time, open orders on any date in a given year are not a meaningful indication of the future sales.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to certain market risks that arise from transactions entered into in the normal course of business. The Company's primary exposures are changes in interest rates with respect to its debt and foreign currency exchange fluctuations.

The Company finances its working capital needs primarily through a variable rate loan facility. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and

Capital Resources." The Company's results may be adversely or positively affected by fluctuations in interest rates.

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

      The Annual Meeting of Stockholders of the Company was held June 8, 1999.

      The following matters were voted upon at the meeting:

Approval by Series A Holders to expand the number of directors actually constituting the Company's Board of Directors (the "Board") from six to seven.

      Series A Holders voted 862,901 for, with none against and none abstaining.

Approval by Series A Holders to elect two members (Charles S. Holmes and James
J. Pinto) to the Board of Directors and the Series A Holders and the holders of Common Stock (the "Common Holders," and collectively with the Series A Holders, the "Voting Holders"), voting together, to elect five members to the Board, all such persons being elected to hold office for a one-year term and until their respective successors are duly elected and qualified.

                                           For           Withheld Authority
                                         --------        ------------------

       Charles S. Holmes                     862,901             -
       James J. Pinto                        862,901             -
       John J. Doran                      13,076,272          240,478
       Timothy Moran                      13,076,170          240,580
       Mark S. Rose                       13,076,104          240,646
       Frederick W. Rosenbauer, Jr.       13,076,171          240,579
       Lenore H. Schupak                  13,075,957          240,793



      The remaining proposals were voted upon by all Voting Holders.

Ratification of Deloitte & Touche LLP as the Company's independent certified public accountants to audit the books of account of the Company for the year ending December 31, 1999.

       For                                                  13,247,079
       Against                                                  26,875
       Abstain                                                  42,796


ITEM 5.  OTHER INFORMATION

     At a Directors' meeting immediately after the annual meeting of stockholders, Mr. Timothy Moran was appointed by the Board as Chairman of the Board of Directors, in addition to his positions as Chief Executive Officer and President. Mr. Charles S. Holmes, the former Chairman, continues as a member of the Executive Committee.

     The American Stock Exchange notified the Company on August 2, 1999 that it has fallen below certain of the Exchange's continuing listing guidelines with regard to its common stock. The Company is in discussions with the Exchange as to the continued listing eligibility of the common stock.

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


EXHIBIT NO.        DESCRIPTION
-----------        -----------

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

     9.1          Voting Agreement, dated September 30, 1994, by and between
                  Halco Industries, Inc. ("Halco") and Steve Geller.(5)

     10.1         Amended and Restated 1994 Stock Option Plan of the Company.(9)

     10.2         Empire of Carolina, Inc. 1996 Outside Directors Stock Option
                  Plan.(14)

     10.3         Empire of Carolina, Inc. 1996 Employee Stock Purchase Plan.
                  (14)

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

     21           Subsidiaries of the Company.(27)

     27           Financial Data Schedule.

    (1) Previously filed as an exhibit to Clabir's Current Report on Form 8-K dated December 23, 1988 (File No.1-7769) and incorporated by reference.

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

    (6) Previously filed as an exhibit to the Company's Current Report on For 8-K, dated July 21, 1995 and incorporated by reference.

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

(b) The following reports on Form 8-K have been filed by the Company during the last quarter of the period covered by this report:

           None

                                    SIGNATURE


                           Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunt duly authorized.


                                        EMPIRE OF CAROLINA, INC.


                                              /s/ William H. Craig
                                             ---------------------
                                                  William H. Craig
                                                  Chief Financial Officer


                                          Dated:       August 13, 1999