Form 10-Q
period 1999-10-03
EMPIRE OF CAROLINA INC
filed 1999-11-17
CIK 312840

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)
              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended OCTOBER 3, 1999
                                                ---------------

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

The number of shares outstanding of the issuer's Common Stock, $.10 par value, as November 4, 1999 was 19,183,839.




                            EMPIRE OF CAROLINA, INC.

                                      INDEX


                                                                                                                   PAGE
                                                                                                                   ----
Facing Sheet...................................................................................                    Cover Page

Index..........................................................................................                    1

Part I - Financial Information                                                                                     2

      Item 1. Financial Statements

         Consolidated Condensed Balance Sheets
              October 3, 1999 and December 31, 1998............................................                    3
         Consolidated Condensed Statements of Operations
              Three months ended October 3, 1999 and September 30, 1998 and
              Nine months ended October 3, 1999 and September 30, 1998.........................                    4
         Consolidated Condensed Statements of Cash Flows
              Nine months ended October 3, 1999 and September 30, 1998.........................                    5
         Notes to Consolidated Condensed Financial Statements..................................                    6-8

      Item 2. Management's Discussion and Analysis of Financial Conditions
               and Results of Operations.......................................................                    9-11

      Item 3. Quantitative and Qualitative Disclosures about Market Risk.......................                    12

Part II - Other Information

      Item 1. Legal Proceedings................................................................                    12

      Item 3. Defaults Upon Senior Securities..................................................                    13

      Item 5. Other Information................................................................                    13

      Item 6. Exhibits and Reports on Form 8-K.................................................                    13-18
Signature......................................................................................                    19


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



ITEM 1.     FINANCIAL STATEMENTS

                   EMPIRE OF CAROLINA, INC., AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                       (IN THOUSANDS EXCEPT SHARE AMOUNTS)
                                                                         OCTOBER 3,           DECEMBER 31,
                                                                            1999                  1998
                                                                      -------------------  -------------------
                                                                         (UNAUDITED)
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                            $   1,966                   $   4,295
  Accounts receivable, less allowances and other
    deductions (1999-$6,130; 1998-$5,083)                                 18,090                      11,462
  Inventories, net                                                        15,698                      10,876
  Prepaid expenses and other current assets                                  465                         817
                                                                       ---------                   ---------
          Total current assets                                            36,219                      27,450

PROPERTY, PLANT AND EQUIPMENT, NET                                        12,114                      11,571
EXCESS COST OVER FAIR VALUE OF NET ASSETS ACQUIRED, NET                   11,848                      12,670
TRADEMARKS, PATENTS, TRADENAMES AND LICENSES, NET                          5,189                       5,565
OTHER NONCURRENT ASSETS                                                      379                         390
                                                                       ---------                   ---------
                                                                       $  65,749                   $  57,646
                                                                       =========                   =========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Notes payable and current portion of long-term debt                  $  33,501                   $  17,547
  Accounts payable - trade                                                 9,347                       7,718
  Other accrued liabilities                                                8,819                       8,535
                                                                       ---------                   ---------
          Total current liabilities                                       51,667                      33,800
                                                                       ---------                   ---------

LONG-TERM LIABILITIES:
  Long-term debt                                                             625                       6,450
  Other noncurrent liabilities                                             1,724                       1,639
                                                                       ---------                   ---------
          Total long-term liabilities                                      2,349                       8,089
                                                                       ---------                   ---------
          Total liabilities                                               54,016                      41,889
                                                                       ---------                   ---------

COMMITMENTS AND CONTINGENCIES (NOTE 3)
STOCKHOLDERS' EQUITY:
  Common stock, $.10 par value, 60,000,000 shares authorized, shares
    issued and outstanding: 1999 - 19,144,000 and 1998 - 16,117,000        1,914                       1,612
  Preferred stock, $.01 par value, 5,000,000 shares authorized
    Issued and outstanding:  1999 - 1,550,000 and 1998 - 1,751,000 shares of Series A convertible preferred stock and 1,451 shares
    of Series C convertible preferred stock                                   16                          18
  Additional paid-in capital                                             115,663                     115,813
  Deficit                                                               (105,860)                   (101,686)
                                                                       ---------                   ---------
          Total stockholders' equity                                      11,733                      15,757
                                                                       ---------                   ---------

                                                                       $  65,749                   $  57,646
                                                                       =========                   =========

            See notes to consolidated condensed financial statements.




                   EMPIRE OF CAROLINA, INC., AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                   QUARTER ENDED        QUARTER ENDED          NINE MONTHS        NINE MONTHS ENDED
                                                     OCTOBER 3,         SEPTEMBER 30,       ENDED OCTOBER 3,        SEPTEMBER 30,
                                                 ------------------   ------------------    ------------------   -------------------
                                                       1999                 1998                  1999                  1998
                                                 ------------------   ------------------    ------------------   -------------------
                                                 (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
NET SALES                                            $ 19,778             $ 29,093            $ 50,082               $ 61,295

COST OF SALES                                          16,144               22,090              38,756                 46,313
                                                     --------             --------            --------               --------
GROSS PROFIT                                            3,634                7,003              11,326                 14,982

SELLING AND ADMINISTRATIVE EXPENSE                      4,026                5,903              13,208                 16,281
                                                     --------             --------            --------               --------

OPERATING INCOME (LOSS)                                  (392)               1,100              (1,882)                (1,299)
OTHER NON-OPERATING INCOME
                                                          450                                      450
INTEREST EXPENSE                                         (793)              (1,241)             (2,569)                (3,321)
                                                     --------             --------            --------               --------

LOSS BEFORE INCOME TAXES                                 (735)                (141)             (4,001)                (4,620)
                                                     --------             --------            --------               --------
INCOME TAX BENEFIT

NET LOSS                                             $   (735)            $   (141)           $ (4,001)              $ (4,620)
                                                     ========             ========            ========               ========

LOSS PER COMMON SHARE -
   Basic and diluted                                 $  (0.04)            $  (0.01)           $  (0.23)              $  (0.43)
                                                     ========             ========            ========               ========

WEIGHTED AVERAGE NUMBER OF COMMON
   SHARES OUTSTANDING -
   Basic and diluted                                   18,125               14,490              17,186                 10,865
                                                     ========             ========            ========               ========


            See notes to consolidated condensed financial statements.


                   EMPIRE OF CAROLINA, INC., AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                               NINE MONTHS ENDED        NINE MONTHS ENDED
                                                                                   OCTOBER 3,              SEPTEMBER 30,
                                                                            ------------------------  ----------------------
                                                                                       1999                     1998
                                                                            ------------------------  ----------------------
                                                                                 (IN THOUSANDS)           (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                               $ (4,001)               $ (4,620)
Adjustments to reconcile net loss to net cash used in
operating activities:
  Depreciation and amortization                                                           3,301                   3,525
  Other                                                                                   1,413                   1,826
  Changes in assets and liabilities                                                     (11,502)                 (3,393)
                                                                                      ---------               ---------
         Net cash used in operating activities                                          (10,789)                 (2,662)
                                                                                      ---------               ---------


CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                                   (2,644)                   (468)
  Acquisition of Apple Companies                                                             --                     893
                                                                                      ---------               ---------
          Net cash provided by (used in) investing activities                            (2,644)                    425
                                                                                      ---------               ---------


CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings under lines of credit                                                   11,729                   5,656
  Repayments of notes payable                                                              (625)                 (2,130)
  Expenses of issuance of preferred stock                                                    --                     (79)
                                                                                      ---------               ---------
          Net cash provided by financing activities                                      11,104                   3,447
                                                                                      ---------               ---------


NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                     (2,329)                  1,210

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                              4,295                   3,483
                                                                                      ---------               ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                               $  1,966                $  4,693
                                                                                      =========               =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the period for:
      Interest                                                                         $  2,086                $  2,330
      Income taxes                                                                          125
                                                                                                                    276

NONCASH INVESTING AND FINANCING ACTIVITIES
On May 28, 1998, the Company acquired all of the common stock of the Apple
Companies for an aggregate purchase price of $7,633,000, including expenses, and including the issuance of 5,000,000 shares of common stock. As per the Share
Purchase Agreement, the Company issued an additional 1,153,846 shares of Empire
Common Stock to the Apple Company Shareholders on September 19, 1999. The components of cash used for the acquisition as reflected in the consolidated statements of cash flows are as follows (in thousands):

          Fair value of assets acquired, net of cash acquired                          $ 15,478
          Liabilities assumed                                                            (9,063)
          Common stock issued (6,153,846 shares)                                         (7,308)
                                                                                      ---------
          Cash received in acquisition, net of direct expenses                         $   (893)
                                                                                      =========


 On August 21, 1998, the Company settled a liability with a royaltor by making a cash payment and issuing 200,000 shares of common stock in exchange for releasing the Company from an unsatisfied guaranteed minimum royalty obligation.


            See notes to consolidated condensed financial statements.

                    EMPIRE OF CAROLINA, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS QUARTER ENDED OCTOBER 3, 1999 AND SEPTEMBER 30, 1998
                                   (UNAUDITED)

1. SUMMARY OF BUSINESS OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

      The consolidated condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations; however, the Company believes that the disclosures are adequate to make the information presented not misleading. The consolidated statements of operations for the nine months ended October 3, 1999 are not necessarily indicative of the results to be expected for the full year. It is suggested that these condensed financial statements are read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K.

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

      In 1999, the Company implemented a 4-4-5 week monthly closing cycle for the quarter versus the calendar month end closing dates in the prior year quarter. This change has no significant impact on the comparability of the interim consolidated condensed financial statements presented.

      Under the terms of the Share Purchase Agreement for the acquisition of the Apple Companies, Empire acquired all of the issued and outstanding shares of capital stock of each of the Apple Companies, for consideration equal to an aggregate of 5,000,000 shares of the Company's common stock (the "Initial Payment Shares"), subject to increase as described below. In the event that during the Adjustment Period (defined below) the closing daily market price of the Company's common stock trading on the American Stock Exchange or on any nationally recognized stock exchange (including The Nasdaq Stock Market or the New York Stock Exchange) (an "Exchange") shall not be at a price of $2.00 per share or higher for each of 45 consecutive stock trading days, then Empire shall be obligated to pay additional consideration in the amount of 1,153,846 shares of Empire Common Stock (the "Additional Payment Shares," and together with the Initial Payment Shares, the "Payment Shares"), thereby bringing the number of shares of Empire common stock paid for the Acquisition to an aggregate of 6,153,846.

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

      During the period from July 13, 1998 to July 10, 1999, or the Adjustment Period, the Company's common stock did not trade at a price of $2.00 per share or higher for each of 45 consecutive stock trading days. As per the Share Purchase Agreement, the Company issued an additional 1,153,846 shares of Empire Common Stock to the Apple Company Shareholders on September 19, 1999.

      EARNINGS PER SHARE - All of the Company's options, warrants and convertible securities are excluded from basic and diluted earnings per share because they are anti-dilutive.

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

2. INVENTORIES

      A summary of inventories, by major classification, at October 3, 1999 and December 31, 1998 is as follows (in thousands):


                                                       October 3, 1999             December 31, 1998
                                                     ---------------------      ------------------------
Finished Goods                                            $ 13,241                  $   9,693
Raw Materials and purchased parts                            2,008                        871
Work-in-process                                                449                        312
                                                     ---------------------      ------------------------
                                                          $ 15,698                   $ 10,876
                                                     =====================      ========================

      Inventories are net of writedowns for obsolescence and lower of cost or market reserves of $3,612,000 and $2,800,000 at October 3, 1999 and December 31, 1998, respectively.

3. COMMITMENTS AND CONTINGENCIES

      ROYALTY AGREEMENTS - The Company is obligated to pay certain minimum royalties under various trademark license agreements that aggregate approximately $8.4 million through their initial minimum terms expiring through December 31, 2004.

      LETTERS OF CREDIT - The Company had outstanding commitments under letters of credit totaling approximately $1,082,000 at October 3, 1999 compared to $1,479,000 at December 31, 1998.

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

      LITIGATION. During December 1990, George Delaney and Rehkemper I.D., Inc. filed a lawsuit in the Circuit Court of Cook County, Illinois, Chancery Division, against Marchon, Inc. claiming infringement of various intellectual property rights and failure to pay royalties related to Marchon's development and sale of various toys allegedly designed by plaintiffs. The Company was added as a defendant after its acquisition of Marchon in October 1994. In August 1999, the Company agreed to settle the litigation for $750,000. Pursuant to the settlement agreement, the Company paid to the plaintiffs $350,000 on September 28, 1999 and is obligated to pay an additional $400,000 in quarterly payments of $50,000 commencing March 31, 2000. The Court entered an Order of Dismissal with Prejudice on September 17, 1999.

      During October 1998, Industrial Truck Sales & Services, Inc. filed suit in the General Court of Justice, Superior Court Division, of Guilford County, North Carolina, against the Company and its North Carolina subsidiary, Empire Industries, Inc., alleging breach of contract, among other counts, relating to leases for forklifts delivered to the Company's Tarboro, North Carolina, facility and seeking damages of approximately $104,000. The Company and Empire Industries filed a third party complaint against Associates Leasing, Inc., Forklifts, Inc. and Howard Younger alleging fraud and breach of fiduciary duty. Industrial Truck Sales and Forklifts, Inc. were the original lessors of the forklift and Mr. Younger is a former employee of Empire Industries who executed the leases. Associates Leasing is the assignee of the leases. In January 1999, Associates Leasing filed a counterclaim against the Company and Empire Industries alleging breach of contract and demanding judgment in excess of $800,000. During the third quarter of 1999, the Company entered into a preliminary settlement agreement pursuant to which the Company will pay approximately $500,000. There can be no assurance that this preliminary settlement agreement will be finalized.

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

      CONTINGENCIES - The Company has been identified as a potentially responsible party, along with numerous other parties, at various U. S. Environmental Protection Agency ("EPA") designated superfund sites. The Company is vigorously contesting these matters. It is the Company's policy to accrue remediation costs when it is possible that such costs will be incurred and when they can be reasonably estimated. As of October 3, 1999 and December 31, 1998, the Company had reserves for environmental liabilities of $98,000. The amount accrued for environmental liabilities was determined without consideration of probable recoveries from third parties. Estimates of costs for future remediation are necessarily imprecise due to, among other things, the allocation of costs among potentially responsible parties. Although it is possible that additional environmental liability related to these matters could result in amounts that could be material to the Company's consolidated financial statements, a reasonably possible range of such amounts cannot presently be estimated. Based upon the facts presently known, the large number of other potentially responsible parties and potential defenses that exist, the Company believes that its share of the costs of cleanup for its current remediation sites will not, in the aggregate, have a material adverse impact on its consolidated financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The Company designs, manufactures and markets a broad variety of consumer products including toys, plastic decorative holiday products, and golf shoes and accessories. The Company has been involved in the toy and holiday products industries for approximately 45 years. In May 1998, the Company acquired the Apple Companies, manufacturers and distributors of Wilson(R) and Wilson Staff(R) golf shoes and other Wilson(R) golf accessories since 1986. During 1998, the Company began to pursue contract molding for original equipment (OEM) manufacturers.

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

RESULTS OF OPERATIONS

      The 1998 amounts in the ensuing discussion include the results of operations of Apple Sports, Inc. and Apple Golf Shoes, Inc. (together, the "Apple Companies"), from the date of acquisition or May 28, 1998.

THIRD QUARTER AND NINE MONTHS ENDED OCTOBER 3, 1999 COMPARED TO THIRD QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 1998

      In September, Hurricane Floyd severely disrupted the Company's operations. Although the Company's Tarboro, North Carolina, facility was not flooded, it was shut down for 10 days because of severe flooding in the town of Tarboro. The shut down occurred during the Company's peak production and shipping periods and damaged some of the Company's finished goods inventory. When the Company's facility reopened, management ran three shifts of production to minimize the lost production. Although the Company made up a significant portion of its lost production, approximately $1.9 million of scheduled shipments were not shipped during the third quarter. These shipments were subsequently shipped in October. There was a negative profit and loss impact of approximately of $0.45 million due to the plant shutdown and missed shipments. The Company's losses are insured and the Company estimates that it will receive approximately $1.6 million from its insurance carriers. In early October, the Company received a partial settlement of $1.2 million of which $0.45 million was for business interruption. The $0.45 million was recorded as other non-operating income in the third quarter of 1999. The remaining $0.75 million was a partial settlement for the Company's inventory and building damages and will be used primarily to cover the cost of replacing certain inventory and repairing the building. The Company expects to receive the remaining settlement of approximately $0.4 million in the fourth quarter.

      NET LOSS. The net loss for the quarter ended October 3, 1999 was $0.7 million compared to $0.1 million for the quarter ended September 30, 1998. The net loss was $4.0 million compared to $4.6 million for the nine month periods ended October 3, 1999 and September 30, 1998, respectively. The net loss reflects lower selling and administrative expense and interest expense when compared to the prior year. However, these savings were more than offset by the impact of Hurricane Floyd on earnings and a decline in margins and net sales.

      NET SALES. Net sales for the quarter and nine months ended October 3, 1999 decreased by $9.3 million, or 32.0%, to $19.8 million and decreased by $11.2 million, or 18.3%, to $50.1 million, respectively, compared to the quarter and nine months ended September 30, 1998. The Company believes that the decrease in sales is primarily due to increased competition with respect to particular products and elimination of sales of low margin products.

      GROSS PROFIT MARGINS. Gross profit margins for the nine months ended October 3, 1999 (22.6%) decreased compared to the first nine months of 1998 (24.4%). The decrease in gross profit margin for the third quarter of 1999 is due to the decrease in sales volume and sales mix.

      SELLING AND ADMINISTRATIVE ("S&A"). S & A expenses were $1.9 million and $3.1 million lower for the third quarter and nine months ended October 3, 1999 as compared to the quarter and nine months ended September 30, 1998. S&A expenses went down due to the Company's continuing cost cutting efforts.

      INTEREST EXPENSE. Interest expense has decreased to $2.6 million for the first nine months of 1999 compared to $3.3 million during the first nine months of 1998 as a result of lower borrowings at consistent interest rates.

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


LIQUIDITY AND CAPITAL RESOURCES

      The Company has experienced operating difficulties during the past several years, but the net loss has been reduced to $4 million for the first nine months of 1999 compared to $4.6 million for the first nine months of 1998 and the Company continues to operate under tight cash constraints.

      The Company has financed its losses primarily by additional borrowing under its existing bank credit facilities. At October 3, 1999, the Company had borrowed $32.9 million under those facilities. As of October 31, 1999, the Company did not make $3 million of scheduled payments under one of its bank facilities and was not in compliance with certain covenants contained in its bank facilities. The bank lenders have waived both the payment defaults and the covenant defaults through November 17, 1999. The Company is currently in negotiations with its bank lenders to amend its credit facilities since the current availability under its credit facilities will not be adequate to support its projected operations. Although the Company anticipates the outcome of its negotiations will be favorable, if it is unsuccessful then it will seek other capital sources and pursue all available options in order to meet its obligations. At this time, the Company has no other available sources of capital.

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

      Because of the seasonality of its revenues, the Company's working capital requirements fluctuate significantly during the year. The Company's seasonal financing requirements are highest during the fourth quarter and lowest during the first quarter. The Company's inventories, accounts receivable, accounts payable, notes payable and current portion of long-term debt vary significantly by quarter due to the seasonal nature of the Company's business.

      The increase in inventories from the end of the year reflects purchases and production of toys to fulfill projected demand. The large increase in accounts receivable from the end of the year reflects the large seasonality shipments that were made in September. The increase in notes payable from the end of the year reflects the funding of the loss from operations for the quarter through existing secured bank credit facilities.

      Capital expenditures, principally for the purchase of tooling for new products and equipment, were $2.6 million for the first nine months of 1999 compared to $0.5 million for the first nine months of 1998.

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

      During the second quarter of 1998, the Company assigned a manager to the Year 2000 project and engaged consultants to help evaluate the overall business requirements of its systems. The Company anticipates achieving Year 2000 readiness for its information technology systems in addition to meeting other customer requirements through the implementation of new software as a result of this evaluation. The Company has selected and installed the new software during the third quarter of 1999 and is currently running parallel with the old system. The Company estimates the total cost for the new management information software, hardware and peripherals will be approximately $460,000 of which $430,000 has been incurred and funded from operations.

      Also during the second quarter of 1998, the Company began evaluating the Year 2000 readiness of its non-information technology systems. The Company believes that the majority of these systems will not be affected by the Year 2000 issue, and is evaluating options to address any non-information technology systems that will be so effected. The Company has fully addressed any issues for these systems as of October 3, 1999, except for certain telephone upgrades which will be installed in early December 1999.

      The Company has identified major third-party vendors who could materially impact the business if they were unable to provide goods and services, and has obtained statements from those vendors confirming their Year 2000 readiness.

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


                           PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

      During December 1990, George Delaney and Rehkemper I.D., Inc. filed a lawsuit in the Circuit Court of Cook County, Illinois, Chancery Division, against Marchon, Inc. claiming infringement of various intellectual property rights and failure to pay royalties related to Marchon's development and sale of various toys allegedly designed by plaintiffs. The Company was added as a defendant after its acquisition of Marchon in October 1994. In August 1999, the Company agreed to settle the litigation for $750,000. Pursuant to the settlement agreement, the Company paid to the plaintiffs $350,000 on September 28, 1999 and is obligated to pay an additional $400,000 in quarterly payments of $50,000 commencing March 31, 2000. The Court entered an Order of Dismissal with Prejudice on September 17, 1999.

      During October 1998, Industrial Truck Sales & Services, Inc. filed suit in the General Court of Justice, Superior Court Division, of Guilford County, North Carolina, against the Company and its North Carolina subsidiary, Empire Industries, Inc., alleging breach of contract, among other counts, relating to leases for forklifts delivered to the Company's Tarboro, North Carolina, facility and seeking damages of approximately $104,000. The Company and Empire Industries filed a third party complaint against Associates Leasing, Inc., Forklifts, Inc. and Howard Younger alleging fraud and breach of fiduciary duty. Industrial Truck Sales and Forklifts, Inc. were the original lessors of the forklift and Mr. Younger is a former employee of Empire Industries who executed the leases. Associates Leasing is the assignee of the leases. In January 1999, Associates Leasing filed a counterclaim against the Company and Empire Industries alleging breach of contract and demanding judgment in excess of $800,000. During the third quarter of 1999, the Company entered into a preliminary settlement agreement pursuant to which the Company will pay approximately $500,000. There can be no assurance that this preliminary settlement agreement will be finalized.

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

      CONTINGENCIES - The Company has been identified as a potentially responsible party, along with numerous other parties, at various U. S. Environmental Protection Agency ("EPA") designated superfund sites. The Company is vigorously contesting these matters. It is the Company's policy to accrue remediation costs when it is possible that such costs will be incurred and when they can be reasonably estimated. As of October 3, 1999 and December 31, 1998, the Company had reserves for environmental liabilities of $98,000. The amount accrued for environmental liabilities was determined without consideration of probable recoveries from third parties. Estimates of costs for future remediation are necessarily imprecise due to, among other things, the allocation of costs among potentially responsible parties. Although it is possible that additional environmental liability related to these matters could result in amounts that could be material to the Company's consolidated financial statements, a reasonably possible range of such amounts cannot presently be estimated. Based upon the facts presently known, the large number of other potentially responsible parties and potential defenses that exist, the Company believes that its share of the costs of cleanup for its current remediation sites will not, in the aggregate, have a material adverse impact on its consolidated financial statements.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

           The Company has financed its losses primarily by additional borrowing under its existing bank credit facilities. At October 3, 1999, the Company had borrowed $32.9 million under those facilities. As of October 31, 1999, the Company did not make $3 million of scheduled payments under one of its bank facilities and was not in compliance with certain covenants contained in its bank facilities. The bank lenders have waived both the payment defaults and the covenant defaults through November 17, 1999. The Company is currently in negotiations with its bank lenders to amend its credit facilities since the current availability under its credit facilities will not be adequate to support its projected operations. Although the Company anticipates the outcome of its negotiations will be favorable, if it is unsuccessful then it will seek other capital sources and pursue all available options in order to meet its obligations. At this time, the Company has no other available sources of capital.

ITEM 5.  OTHER INFORMATION

      The American Stock Exchange notified the Company on August 2, 1999 that it has fallen below certain of the Exchange's continuing listing guidelines with regard to its common stock. The Company is in discussions with the Exchange as to the continued listing eligibility of the common stock.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a) Index and Exhibits

EXHIBIT NO.       DESCRIPTION
- -----------       -----------
2.1               Stock Purchase Agreement dated July 29, 1988, by and among
                  Clabir, Clabir Corporation (California), HMW Industries, Inc.
                  and Olin Corporation.(1)
2.2               Agreement and Plan of Merger, dated as of November 14, 1989, between AmBrit, Inc. ("AmBrit") and Empire of Carolina, Inc.
                  (the "Company"), including amendment thereto, dated as of December 4, 1989.(2)
2.3               Agreement and Plan of Merger, dated as of November 14, 1989, by and among the Company, Clabir Corporation ("Clabir") and CLR Corporation, including amendment thereto, dated as of December 4, 1989.(2)
2.4               Sale and Purchase Agreement between the Company and Cargill,
                  Incorporated, dated September 30, 1992.(3)
2.5               Purchase Agreement among Conopco, Inc., the Company, The Isaly
                  Klondike Company, Inc., The Isaly Company, Popsicle
                  Industries, Ltd., Ice Cream Novelties, Inc. and Smith &
                  O'Flaherty Limited, dated as of January 27, 1993.(4)
2.6               Agreement and Plan of Reorganization, dated October 13, 1994, by and among the Company, Marchon, Inc. ("Marchon") and the stockholders of Marchon.(5)
2.7               Agreement dated August 31, 1995, among the Company, CLR
                  Corporation, Clabir Corporation, Olin Corporation and General
                  Defense Corporation.(7)
3.1               Restated Certificate of Incorporation of the Company.(6)
3.2               First Amendment to Restated Certificate of Incorporation of
                  the Company.(8)
3.3               Amended and Restated By-Laws of the Company.(9)

EXHIBIT NO.       DESCRIPTION
- -----------       -----------
3.4               Certificate of Designation of the Series B Junior
                  Participating Preferred Stock.(10)
3.5               Certificate of Designation Relating to Series A Preferred
                  Stock.(11)
3.6               Certificate of Designation Relating to Series C Preferred
                  Stock.(11)
4.1               Form of specimen certificate representing the Company's
                  Common Stock.(12)
4.2               Excerpts from the Company's amended By-Laws and the Company's
                  Restated Certificate of Incorporation relating to rights of holders of the Company's Common Stock.(6)
4.3               Rights Agreement, dated as of September 11, 1996, between
                  Empire of Carolina, Inc. And American Stock Transfer & Trust
                  Company as Rights Agent, which includes (i) as Exhibit A thereto the form of Certificate of Designation of the Series B
                  Junior Participating Preferred Stock, (ii) as Exhibit B thereto the form of Right certificate (separate certificates for the Rights will not be issued until after the Distribution
                  Date) and (iii) as Exhibit C thereto the Summary of Stockholder Rights Agreement.(10)
4.4               Warrant Agreement dated as of June 17, 1997 between the
                  Company and the holders from time to time of the warrants.(11)
4.5               Second Amendment dated as of June 12, 1997 to Rights
                  Agreement, dated as of September 11, 1996 between Empire of Carolina, Inc. and American Stock Transfer & Trust Company as
                  Rights Agent.(11)
4.6               Promissory Note from the Company to Smedley Industries, Inc.
                  Liquidating Trust in the amount of $2,500,000.(11)
4.7               First Amendment dated as of May 5, 1997 to Rights Agreement of
                  September 11, 1996, between Empire of Carolina, Inc. and
                  American Stock Transfer and Trust Company as Rights Agent.(13)
9.1               Voting Agreement, dated September 30, 1994, by and between
                  Halco Industries, Inc. ("Halco") and Steve Geller.(5)
10.1              Amended and Restated 1994 Stock Option Plan of the Company.(9)
10.2              Empire of Carolina, Inc. 1996 Outside Directors Stock Option
                  Plan.(14)
10.3              Empire of Carolina, Inc. 1996 Employee Stock Purchase
                  Plan.(14)
10.4              Employment Agreement, dated July 15, 1994, by and among the
                  Company, Empire Industries, Inc. ("EII") and Steven
                  Geller.(15)
10.5              Employment Agreement, dated July 15, 1994, by and among the
                  Company, EII and Neil Saul.(15)
10.6              Settlement and Termination Agreement with Neil Saul.(7)
10.7              Stock Purchase Agreement, dated July 15, 1994, among Steven
                  Geller, Maurice A. Halperin, individually and as custodian for the benefit of Lauren Halperin and Heather Halperin, Carol A.
                  Minkin, individually and as custodian for the benefit of Joshua Minkin and Rebecca Minkin, and Halco (the Halperins and
                  Minkins, collectively, the "Halperin Group").(5)
10.8              Redemption Agreement, dated September 30, 1994, by and between the Company and the Halperin Group.(5)
10.9              Omnibus Agreement, dated September 30, 1994, by and among the
                  Halperin Group, Steven Geller, the Company and EII.(5)
10.10             Stockholders' Agreement, dated October 13, 1994, by and among
                  Steven Geller, Marvin Smollar and Neil Saul.(5)
10.11             Investor's Rights Agreement, dated October 13, 1994, by and among the Company, Marvin Smollar, Kar Ye Yeung, Tyler Bulkley and Harvey Katz.(5)
10.12             Stockholders' Agreement dated October 13, 1994, among Steven
                  Geller, Marvin Smollar and Neil Saul.(5)
10.13             Debenture Purchase Agreement, dated as of December 2, 1994, among the Company, WPG Corporate Development Associates IV
                  (Overseas), Ltd., Westpool Investment Trust PLC, Glenbrook
                  Partners, L.P., Eugene Matalene, Jr., Richard Hockman, Weiss,
                  Peck & Greer, as Trustee under Nora E. Kerppola IRA, Peter B.
                  Pfister and Weiss, Peck & Greer, as Trustee under Craig S.
                  Whiting IRA and WPG Corporate Development Associates IV, L.P.
                  (all of such parties, other than the Company, collectively, the "WPG Group").(16)

EXHIBIT NO.       DESCRIPTION
- -----------       -----------
10.14             Registration Rights Agreement, dated as of December 22, 1994, by and between the Company, and the WPG Group.(16)
10.15             Shareholders' Agreement, dated December 22, 1994, by and among the WPG Group, Steven Geller, Neil Saul, Marvin Smollar and
                  Champ Enterprises Limited Partnership.(16)
10.16             Stock Purchase Agreement, dated as of December 22, 1994,
                  between WPG Corporate Development Associates IV (Overseas),
                  Ltd. and Steven Geller.(16)
10.17             Assignment and Assumption Agreement dated as of June 21,
                  1995 between the Company and EAC.(6)
10.18             Assignment dated as of May 22, 1995 between the Company and
                  Carnichi Limited.(6)
10.19             Lease dated July 7, 1995 between Buddy L Inc.
                  Debtor-in-Possession ("Buddy L") and Empire Acquisition Corp.,
                  Inc. ("EAC").(6)
10.20             Form of Subscription Agreement executed in connection with subscription of Common Stock and Preferred Stock by WPG
                  Corporate Development Associates IV (Overseas), L.P., Westpool
                  Investment Trust PLC, Glenbrook Partners, L.P., and WPG
                  Corporate Development Associates IV, L.P.(6)
10.21             Shareholders' Agreement ("Shareholders' Agreement") dated
                  December 22, 1994 among WPG Corporate Development Associates
                  IV, L.P., WPG Corporate Development Associates IV (Overseas),
                  Ltd., Weiss, Peck & Greer, as Trustee under Craig S. Whiting
                  IRA, Peter Pfister, Weiss, Peck & Greer, as Trustee under Nora
                  E. Kerppola IRA Westpool Investment Trust, PLC, Glenbrook
                  Partners, L.P., Steve Geller, Neil Saul, Marvin Smollar and
                  Champ Enterprises Limited Partnership.(17)
10.22             Amendment No. 2 to Shareholders' Agreement dated as of June
                  29, 1995 among WPG Corporate Development Associates IV, L.P.,
                  WPG Corporate Development Associates IV (Overseas), Ltd., as the exempt transferee of WPG Corporate Development Associates
                  IV (Overseas), Ltd., certain persons identified on Schedule I of Amendment No. 2 to the Shareholders' Agreement, Geller,
                  Saul and the Trust as the permitted transferee of Champ
                  Enterprises Limited Partnership.(6)
10.23             Registration Rights Agreement ("Registration Rights
                  Agreement") dated as of December 22, 1994 by and among Empire of Carolina, Inc., WPG Corporate Development Associates IV,
                  L.P., WPG Corporate Development Associates IV (Overseas),
                  Ltd., Weiss Peck & Greer, as Trustee under Craig Whiting IRA,
                  Peter B. Pfister, Weiss, Peck & Greer, as Trustee under Nora
                  Kerppola IRA, Westpool Investment Trust PLC and Glenbrook
                  Partners, L.P.(17)
10.24             Amendment No. 1 to Registration Rights Agreement.(6)
10.25             Loan and Security Agreement dated May 29, 1996 among LaSalle
                  National Bank ("LaSalle"), BT Commercial Corporation ("BTCC") and EII, with exhibits and security instruments.(18)
10.26             First Amendment to Amended and Restated Loan and Security
                  Agreement among LaSalle, BTCC, Congress
10.27             Consent and Second Amendment to Loan and Security Agreement
                  among LaSalle, BTCC, Congress, the CIT Group/Credit Finance,
                  Inc. ("CIT"), Finova Capital Corporation ("Finova") and
                  EII.(20)
10.28             Third Amendment to Loan and Security Agreement among LaSalle,
                  BTCC, Congress, CIT, Finova and EII.(21)
10.29             Securities Purchase Agreement dated as of May 5, 1997 among the Company, HPA Associates, LLC and EMP Associates, LLC.(22)
10.30             Amendment No. 1 dated as of June 5, 1997 to Securities
                  Purchase Agreement dated as of May 5, 1997 among the Company,
                  HPA Associates, LLC and EMP Associates, LLC.(11)
10.31             Buddy L Settlement Agreement, dated as of June 17, 1997
                  between the Company and Smedley Industries Inc. Liquidating
                  Trusts ("SLM").(11)
10.32             Letter of the Company to Pellinore Securities Corp., Axiom
                  Capital Management, Inc. and Commonwealth Associates, Inc.
                  Regarding the registration rights provisions affecting the Series A Preferred Stock.(11)
10.33             Buddy L Registration Rights Agreement dated as of June 17,
                  1997 between the Company and SLM.(11)

EXHIBIT NO.       DESCRIPTION
- -----------       -----------
10.34             WPG Registration Rights Agreement dated as of June 17, 1997 among the Company and WPG Corporate Development Associates IV,
                  L.P., WPG Corporate Development Associates IV (Overseas),
                  Ltd., Weiss, Peck & Greer, as trustee under Craig Whiting IRA,
                  Peter B. Pfister, Weiss, Peck & Greer as Trustee under Nora
                  Kerppola IRA, Westpool Investment Trust, PLC, Eugene M.
                  Matalene, Jr., Richard Hochman, and Glenbrook Partners, L.P.
                  (collectively the "WPG Affiliated Entities").(11)
10.35             WPG Release Agreement dated as of June 17, 1997 between the
                  Company and the WPG Affiliated Entities.(11)
10.36             Fourth Amendment to Loan and Security Agreement among LaSalle,
                  BTCC,  Congress, CIT, Finova and EII.(23)
10.37             Fifth Amendment to Loan and Security Agreement among LaSalle,
                  BTCC, Congress, CIT, Finova and EII.(24)
10.38             Sixth Amendment to Loan and Security Agreement among LaSalle,
                  Congress, CIT, Finova and EII.(25)
10.39             First Amendment dated January 22, 1998 to the Warrant
                  Agreement dated June 17, 1997 between Empire of Carolina, Inc.
                  and the holders from time to time of the Warrants.(23)
10.40             Share Purchase Agreement by and between the Shareholders of
                  Apple Sports, Inc. and the Shareholders of Apple Golf Shoes,
                  Inc. as Sellers and Empire of Carolina, Inc. as Purchaser,
                  dated April 10, 1997. (26)
10.41             Empire of Carolina, Inc. 1998 Stock Option Plan. (26)
10.42             Loan and Security Agreement dated May 27, 1998 among LaSalle
                  National Bank and Apple Sports, Inc.(27)
10.43             Loan and Security Agreement dated May 27, 1998 among LaSalle
                  National Bank and Apple Golf Shoes, Inc.(27)
10.44             Loan and Security Agreement dated May 27, 1998 among LaSalle
                  National bank and Dorson Sports, Inc.(27)
10.45             Seventh Amendment to Loan and Security Agreement dated
                  November 11, 1998.(28)
10.46             Eighth Amendment to Loan and Security Agreement dated March 9,
                  1999 with LaSalle National Bank, Finova Capital Corporation and Congress Financial Corporation (Central).(29)
10.47             Amended, Restated and Consolidated Loan and Security Agreement
                  dated March 24, 1999 by and between LaSalle National Bank,
                  Finova Capital Corporation and Congress Financial Corporation
                  (Central) as Lenders and Apple Sports, Inc., Apple Golf Shoes,
                  Inc., and Dorson Sports, Inc., as Borrowers.(29)
21                Subsidiaries of the Company.(27)
27                Financial Data Schedule.

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

  Dated:      November 17, 1999

                                                   EMPIRE OF CAROLINA, INC.


                                                   /S/ THOMAS MACDOUGALL
                                                   ---------------------
                                                   Thomas MacDougall
                                                   Chief Financial Officer