Form 10-K405
period 1999-12-31
EMPIRE OF CAROLINA INC
filed 2000-03-31
CIK 312840

================================================================================
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1999
                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _____________ to _______________

                          Commission file number 1-7909

                            EMPIRE OF CAROLINA, INC.
             (Exact name of registrant as specified in its charter)

              DELAWARE                                     13-2999480
    (State or other jurisdiction                         (IRS Employer
  of incorporation or organization)                   Identification No.)

 5150 Linton Boulevard, Delray Beach, Florida                 33484
   (Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code: (561) 498-4000

Securities registered under Section 12(g) of the Exchange Act:

Title of each class:                                      Name of each exchange
Common Stock, par value $.10 per share (including         on which registered:
the associated preferred Stock Purchase Rights)         American Stock Exchange

Securities registered under Section 12(g) of the Exchange Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference to Part III of this Form 10-K or any amendment to this Form 10-K. [X ]

The aggregate market value of the voting stock held by non-affiliates of the registrant, as of March 24, 2000, was $12,539,149 (assuming solely for the purpose of this calculation that all directors and officers of the registrant are "affiliates").

The number of shares outstanding of the registrant's common stock, par value $.10 per share, as of March 24, 2000, was 20,062,639.

Documents Incorporated By Reference: certain portions of the registrant's Proxy Statement relating to registrant's 2000 annual meeting of stockholders are incorporated by reference into Part III of this Form 10-K.

                            EMPIRE OF CAROLINA, INC.

                                    FORM 10-K
                                      INDEX

  PART I..................................................................................................................3

     ITEM 1.        BUSINESS..............................................................................................3.
     ITEM 2.        PROPERTIES............................................................................................11
     ITEM 3.        LEGAL PROCEEDINGS.....................................................................................11
     ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...................................................12

  PART II.................................................................................................................14

     ITEM 5.        MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.................................14
     ITEM 6.        SELECTED FINANCIAL DATA...............................................................................14
     ITEM 7.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.................15
     ITEM 7A        QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.............................................20
     ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...........................................................20
     ITEM 9.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE..................20

  PART III................................................................................................................21

     ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT....................................................21
     ITEM 11.       EXECUTIVE COMPENSATION................................................................................21
     ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT........................................21
     ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS........................................................21
                                                                                                                          21

  PART IV.................................................................................................................21

     ITEM 14.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.......................................22

  SIGNATURES..............................................................................................................26


                                     PART I

ITEM 1. BUSINESS.


GENERAL

Empire of Carolina, Inc., a Delaware corporation, and its subsidiaries ("Empire" or the "Company") design, manufacture, and market a broad variety of consumer products including toys, plastic decorative holiday products, golf footwear and accessories and seasonal outdoor sports activity products including water slides, plastic pools, snow sleds, toboggans and snowboards.

The Company's business is dependent on its ability to redesign, restyle and extend existing product lines and to design and develop new products and product lines on a yearly basis. All domestic manufacturing is currently done at the Company's facilities in Tarboro, North Carolina ("Tarboro Facilities") The Company also sources many of its products from manufacturing facilities located in Asia. The Company's executive offices are located at 5150 Linton Boulevard, Delray Beach, Florida 33484, telephone (561) 498-4000.

Empire has been a toy and holiday products manufacturer for approximately 45 years. Its toy products include the classic Big Wheel(R) ride-ons; Grand Champions(R) collectible horses; and Buddy L(R) toy vehicles. Seasonal activity products include Crocodile Mile(R) water slides; Water Works(TM) plastic pools; Snow Works(TM) winter sleds, toboggans and snow boards; and holiday products featuring illuminated plastic holiday display items used principally to decorate yards during Halloween and Christmas. Golf footwear and accessories were added in 1998 and are manufactured and distributed through the subsidiary Apple Companies. In May 1998, Empire acquired all of the issued and outstanding shares of capital stock of Apple Sports, Inc. and Apple Golf Shoes, Inc., (collectively, the "Apple Companies"), in a non-cash transaction for shares of Company stock. See Note 3 to the consolidated financial statements. The Apple Companies have manufactured and distributed Wilson(R) and Wilson Staff(R) golf footwear and other Wilson(R) accessories, including gloves, head covers, umbrellas, pull carts and practice aids, since 1986.

In September 1999, the Company obtained the license to manufacture and sell certain sports equipment and accessories under the brand name MONGOOSE(R). Brunswick Corporation granted the license which gives the Company exclusive use of the MONGOOSE(R) brand name for all products in the sports riding board category. These products will include snowboards, skateboards, wakeboards and all related accessory equipment. The Company will introduce the new sports board line beginning in Spring 2000 and will pay Brunswick a minimum annual royalty fee for the license.

The Company's net sales were $64.3 million, $80.5 million and $99.5 million, respectively, for the years ended December 31, 1999, 1998 and 1997. Net sales in 1998 includes $12.9 million of Apple Companies' sales since their acquisition. In 1999, the operating loss and net loss were $4.1 million and $7.4 million, respectively. In 1998, the operating loss and net loss were $2.9 million and $7.1 million, respectively. In 1997, the Company incurred an operating loss of $14.2 million and a net loss of 21.1 million.

The Company had negative operating cash flows during 1999 of $10.7 million as compared with positive operating cash flows of $7.4 million in 1998. Margins have improved from 1997 with a higher percentage of on time deliveries and a lower overhead structure.

The net loss for 1999 was $7.4 million as compared with a net loss of $7.1 million for 1998. The Company continues to operate under extremely tight cash constraints. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and notes to consolidated financial statements.

INDUSTRY DESCRIPTION

The Company designs, manufactures and markets a broad variety of consumer products including toys, holiday decorative products and golf footwear and accessories. These products are sold in the consumer products industrial sectors described below.

THE TOY INDUSTRY

According to the Toy Manufacturers of America, Inc. ("TMA"), an industry trade group, total domestic shipments of toys, excluding video games and accessories, were approximately $16.9 billion in 1999 an 11.1% increase from the prior year report. Toy shipment for the two previous years had been relatively flat. TMA reported 1997 and 1998 shipments to be approximately $15.2 billion per year. Unfortunately the increase in shipments came from segments in which the Company does not significantly compete. Action figures, plush dolls, games and puzzles represented the growth segments. These segments tend to fluctuate in yearly shipments based on the popularity of "hit items" within the categories. In order to control its costs and improve its margins, the Company has focused its toy sales on such "core" or "staple" toys as Buddy L(R) vehicles, Grand Champions(R) collectible horses and Big Wheel(R) ride-ons.

Licensing is an increasingly important factor in consumer products. The Company currently offers licensed products across the majority of its product lines. The Company intends to continue to pursue licensing opportunities that fit its business plan.

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

THE GOLF INDUSTRY

According to the National Golf Foundation (NGF), in 1998 there were over 26.4 million golfers in the United States who played over 529 million rounds of golf on over 16,365 golf courses. Per NGF statistics, this reflects a 33% increase in golfers and a 21% increase in courses since 1986, growing at a rate of almost 400 per year since that time. It is estimated that the number of golf courses will grow at a rate of 400 per year.

It is estimated that golfers spent over $22 billion annually on equipment and playing fees in 1998. Of this, it is estimated that $3 billion was spent on equipment and accessories other than clubs in 1998, an increase of over 300% during the period from 1986 to 1998. After golf balls, the majority of this spending is of the type of golf accessories offered by the Company.

PRODUCTS

RIDE-ONS

The Company's ride-on products include pedal-driven, battery operated and foot-to-floor models. Big Wheel(R), is the Company's branded product line of three-wheeled, pedal-driven ride-on vehicles. Big Wheel(R) is a classic toy that has been enjoyed by children in the United States since 1970. Big Wheel(R) is an internationally recognized brand targeted to children seven years old and younger. The Company produces 16 inch and 9 inch versions of the Big Wheel(R) in a variety of colors and designs to appeal to boys and girls in various age groups.

Despite competitive pressure, the Company believes its Big Wheel(R) brand, which is manufactured in a variety of sizes and designs, is one of the leading products within the plastic tricycle ride-on category. Shipments for these type products were reported by TMA to be $26 million and $28 million in the years 1998 and 1997, respectively. Based on these figures, Empire's Big Wheel(R) shipments represent between 40 to 50 percent share of its niche market in 1998. In 1998, the Company introduced the Snap `N Stay(TM) model, an easy to assemble Big Wheel(R) which assembles without tools.

The Company also manufactures other models of foot-to-floor and D Cell battery-powered ride-on toys. These products come in either three wheeled or four wheeled models. These products are targeted toward toddlers and pre-school children ages 1 to 3.

OUTDOOR

WaterWorks(TM) represent the Company's Spring and Summer Products Group. This business unit includes plastic wading pools for toddlers, plastic sandboxes targeted for children and water slides targeted for ages five through teenage. The waterslides are long plastic and vinyl mats over which water is run causing a slippery surface. The Company markets its water slides under a popular and widely known brand Crocodile Mile(R). The Crocodile Mile(R) has been a staple in summer fun activities since 1985. New to the Water Works(TM) line for 1999 was a group of licensed summer products featuring the Rugrats(TM) characters on sprinklers, pools, floats and inflatables.

Snow Works(TM) winter products consist of plastic sleds, toboggans, snowboards and saucers that come in a variety of styles, sizes and colors. While considered toys, they are also distributed in the traditional sporting goods market and are targeted to the toddler to teen age groups.

HOLIDAY PRODUCTS

The Company participates in this market principally in blow-molded plastic figures and novelties and illuminated seasonal yard displays. These include products for all seasonal holiday periods such as Santa Clause figures, snowmen, Christmas wreaths, Easter rabbits, pumpkins, Halloween theme items, pumpkins baskets and many other home and lawn decorative items.

Empire's holiday business is focused on three seasonal periods, Christmas, Halloween, and Easter. Fall and Thanksgiving products are interlaced with the Halloween season through various illuminated pumpkin items produced by Empire.

This family of highly decorated plastic products comes in a range of colors, styles and sizes. These products include Easter baskets and bunnies; Halloween pumpkin baskets, scarecrows and ghosts; and Christmas nativity scenes, Santa Clauses, snowmen and outdoor candles. Certain of these products are illuminated. Light Toppers(R) Halloween and Christmas decorations offer an innovative way to decorate walkways and trees.

GIRLS AND BOYS TOYS

GIRLS TOYS. Grand Champions(R) The Most Beautiful Horses in the World (TM), is a branded line of collectible horses and accessories which includes realistically sculpted and detailed horses. The Grand Champions(R) line has been offered for twelve years, and has grown through introductions of new breeds, poses, colors, features and packaging. The Feed 'N Nuzzle(TM) collection playsets feature realistic stallions, mares and foals that eat and nuzzle like live horses. Thoroughbred Champions(R) stallion and mare collections and Show Champions(TM) dog assortments were added to the Grand Champions(R) line in 1998 . BOYS TOYS. Empire's boys toy lines consist of Buddy L(R) vehicles and preschool products. Buddy L(R) vehicles, which were first made in 1921, include a wide variety of cars, trucks, motorcycles, airplanes and helicopters in multiple sizes, many featuring electronic voice, lights, and sounds. Some models are motorized. New for 1999 were Super Tech Turbo Wheels(TM), a line of realistic licensed vehicles with computerized displays that prompt children to "care" for their vehicles. In the preschool category, the Company recently introduced an assortment of Big Bruiser(R) Adventure Playsets which combine themed vehicles pulling trailers, with drivers and animals.

GOLF FOOTWEAR & ACCESSORIES

Empire's subsidiaries, Apple Sports Inc. and Apple Golf Shoes Inc., are the exclusive United States licensees of golf accessory products and golf footwear for Wilson(R) Sporting Goods, Inc., one of the most recognized names in golf. Apple Sports products include golf pull carts, golf umbrellas, gloves, golf bag accessories and wheeled travel covers, practice items including putting mats, net & post sets, chipping baskets, and a full line of golf accessories. Apple Golf Shoes, Inc. offers a wide variety of men's and ladies golf footwear to fit every budget. The top of the line Wilson Staff(R) are made with the Aqua-Tex
(TM) breathable waterproof membrane, have green friendly Tred-Lite (TM) spikes and feature the patented convenient quick release Q-Lok (TM) spike system which significantly reduces spike replacement time. The mid range Wilson ProStaff(R) line includes the ProStaff ATS (R) which includes the All-Terrain System which improves traction performance, ProStaff Heritage (R), ProStaff Spikeless(R), and the ProStaff Performance(R) golf footwear. The least expensive Wilson Advantage(R) comes in the Contour and Spikeless models.

Dorson Sports Inc., a subsidiary of Apple Sports, Inc., has been a recognized name in the golf accessories business since the 1940's. Through Dorson Sports, Apple Sports markets a full line of golf accessories including golf pull carts, golf gloves, umbrellas, head covers, gift items, and golf accessories.

MONGOOSE SPORT BOARDS & ACCESSORIES

 In September 1999, the Company obtained the license to manufacture and sell certain sports equipment and accessories under the brand name MONGOOSE(R). Brunswick Corporation granted the license which gives the Company exclusive use of the MONGOOSE(R) brand name for all products in the sports riding board category. These products will include snowboards, skateboards, wakeboards and all related accessory equipment. The Company will introduce and ship the new sports board line beginning in Spring 2000 through the Company's Dorson Sports Inc. subsidiary and will pay Brunswick a minimum annual royalty fee for the license.

MARKETING AND SALES

The Company's products are sold both nationally and internationally, with the United States representing approximately 90% and 93% of 1999 and 1998 sales respectively. The balance is sold primarily in Canada, Western Europe and South America. In the United States, the Company's products are distributed directly to large retailers, including independent toy stores, toy specialty retailers, general merchandise chain stores, department stores, gift and novelty shops and other retail outlets and, to a lesser extent, wholesalers who carry the product lines of many manufacturers. Decorative holiday products are also sold through home improvement and lawn and garden chains. Golf accessories are also sold through mass merchandisers, sporting good stores and golf course pro shops. International sales of the Company's products are made primarily through distributors and, to a lesser extent, through direct sales to retailers.

Although the Company sells to over 4,000 accounts, the Company's three largest customers accounted for an aggregate of approximately 56% of its sales in 1999. Percentages of the Company's consolidated sales to customers who accounted for more than 10% during the last three years are as follows:

                                1999        1998       1997
                                ----        ----       ----

Wal-Mart                         30%         22%        21%
Toys "R" Us                      13%         17%        26%
Target                           13%         13%        13%


No other customer accounted for more than 10% of the Company's consolidated sales in those years. The loss of, or deterioration of the Company's relationship with, one or more of the Company's largest customers could have a material adverse effect on the Company's business, financial condition and results of operations.

In general, the Company's major toy customers review its product lines and product concepts for the upcoming year at showings beginning in January and February. By the end of June, the Company has historically received orders or order indications for a substantial majority of its full year's toy business. As is customary, these orders generally may be canceled without penalty at any time prior to shipment. Historically, the greatest proportion of shipments of toy products to retailers occurs during the third and fourth quarters of each year. Shipments of golf footwear and golf accessories are generally heaviest in the second quarter and lightest in the fourth quarter of each year.

The Company markets its products through an in-house sales force of full-time salaried employees and independent sales organizations that cover most of the United States. Senior sales management supervises an independent sales network, with management controlling the largest accounts as house accounts. The Company maintains sales offices and showrooms in New York City, Long Island, and Hong Kong.

Historically, the Company has supported its product lines with advertising and consumer promotions. The Company's principal mode of advertising has been cooperative advertising and catalogues. The Company selectively uses television advertising, which generally focuses on the promotion of selected products from certain product lines, such as the Grand Champion(R) and Crocodile Mile(R) water slides, which reinforce and strengthen sales of product across broad product lines. Promotions include in store point of purchase displays, mail in rebates, and merchandising arrangements with retail stores.

NEW PRODUCT DEVELOPMENT AND LICENSING

Through its product design and development group, the Company regularly refreshes, redesigns and extends existing product lines and develops new product lines. Product design and development are principally conducted by a group of professional designers and engineers employed by the Company. The success of the Company is dependent on the Company's ability to continue this activity and continue to develop new product lines. The Company will also enter into licensing agreements to utilize the name, character or product of a licensor as an extension of its core product categories. Management recognizes the importance of licensing and continues to conservatively participate in this marketing strategy. Historically, most of the Company's new toy products are introduced at the annual American International Toy Fair which is held in New York City in February of each year. Most of the Company's golf products are introduced at the PGA's Merchandise Show in Orlando, Florida, in January of each year and most of the Mongoose new products are introduced at the Super Show in Atlanta, Georgia in February of each year.

The Company uses third party licenses to permit the Company to manufacture and market items based on names and properties which have developed licenses for their own popular identity, often through exposure in various media such as television programs, movies and cartoons. The Company focuses on licensing agreements to extend its core product categories. The Company's current licenses include certain rights to Wilson(R), Harley-Davidson(R), Barbie(TM), Rugrats(TM), Chevrolet(R), Chrysler/Jeep(R) and Ford(R) properties.

The Wilson(R) license is significant for the marketing and sale of golf accessories and golf footwear. The Wilson(R) and other related trade names are licensed from the Wilson Sporting Goods Co. and are used on 87% of the golf accessories sold under a long term renewable license which expires on June 30, 2003. Wilson has an option, in certain circumstances, to terminate the license in June 2002. The loss of this license would have an adverse impact on the golf accessories business. No other license involved more than 5% of the Company's sales in 1999 and 1998.

During each of the years ended December 31, 1999 and December 31, 1998, the Company spent approximately $1.4 million in connection with the design and development of products, exclusive of royalty payments. The timing and extent of future research and development expenditures will depend to a significant extent upon the availability of capital resources and the Company's business strategy.

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

MANUFACTURING

The Company has substantial domestic manufacturing and international sourcing capabilities. Approximately 47% and 46% of the Company's consolidated net sales in 1999 and 1998, respectively, were attributable to products manufactured in the United States. The Company has considerable experience in sourcing products through the Far East, which has enabled the Company to develop extensive contacts and expertise in dealing with foreign sources of production. The Company evaluates a number of factors when determining whether to manufacture domestically or source through the Far East, including the available lead time, shipping and labor costs.

DOMESTIC

The Company believes that its 1.2 million square foot manufacturing facility in Tarboro, North Carolina is one of the largest plastic manufacturing facilities in the United States. It offers a broad array of manufacturing capabilities, including extrusion, vacuum, blow and injection plastic molding processes, as well as assembly, sealing, warehousing and shipping operations. Although the Company has concentrated production of its domestically manufactured products in the Tarboro facility, it has increasingly relied on foreign manufacturing to reduce costs. It intends to continue to reduce its manufacturing operations in Tarboro.

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

FOREIGN

The Company sources products from various manufacturers in the Far East, directly or through its facilities in Hong Kong. Approximately 40 manufacturers are utilized for this purpose, with over 53% of this production taking place in China. The Company owns most of the tooling used in manufacturing its toys. Items sourced by the Company in the Far East generally are sold under letters of credit to U.S. and international customers. However, approximately 33% and 17% of the Company's foreign sales during the years ended December 31, 1999 and 1998, respectively, were sold in inter-company transactions to Empire in the United States for inclusion in products assembled in the U. S. or for direct sales to U.S. customers.

Approximately 53% and 54% of the Company's net sales in the years ended December 31, 1999 and 1998, respectively, were attributable to products manufactured for the Company by unaffiliated parties in the Far East, substantially all of whom are located in the People's Republic of China ("China"). The Company has not entered into long-term contracts with any of these manufacturers. Accordingly, the Company expects to continue to be dependent upon these sources for timely production and quality workmanship. Given the seasonal nature of the Company's business, any delay or quality control problems of such manufacturers, delay in product deliveries, delay in locating or providing new tooling to acceptable substitutes, or delay in increasing the production of alternative manufacturers could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, foreign operations are subject to a number of risks, including transportation delays and interruptions, political and economic disruptions, labor strikes, the imposition of tariffs and import and export controls, changes in governmental policies, and fluctuations in currency exchange rates, the occurrence of any of which could have a material adverse effect on the Company's business, financial condition and results of operations. Many countries in the Asia Pacific region have recently experienced severe currency devaluations, credit shortages, high interest rates and other economic difficulties. Changes in Chinese labor market conditions in recent years have made it more difficult for Hong Kong based manufacturers, and in particular consumer products manufacturers, to obtain the work force necessary to meet aggressive seasonal production schedules. The Company is working with its manufacturers to ensure timely delivery of the Company's product. However, there can be no assurance that such manufacturers will be able to meet the Company's production schedules.

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

RAW MATERIALS

The basic raw materials used by the Company in the manufacture of the Company's toys and holiday products are petrochemical resin derivatives such as high density polyethylene and high impact polystyrene. Petrochemical plastic resin derivatives are the single largest raw material component in cost of goods sold. Costs of petrochemical derivatives are affected by demand and supply as well as the value of the United States dollar in relation to foreign currencies, and have been subject to volatility in recent years. There can be no assurance as to the timing or extent to which the Company will be able to pass on any raw material price increases to its customers. Due to the time lag between the purchase of raw materials and the sale of finished goods, results of operations may be only partially affected in the period in which such prices change. The Company does not enter into any hedging or similar transactions with respect to its raw materials. Increases in petrochemical plastic resin prices could have a material adverse effect on the Company's business, financial condition and results of operations.

In 1999, the Company obtained approximately 83% (as compared with 84% in 1998) of its petrochemical derivatives from one major domestic chemical company and the balance from several other sources. The Company believes that an adequate supply of petrochemical derivatives is available from existing and alternate suppliers. There can be no assurance, however, that there will not be disruptions in the availability of such supply. The other materials necessary to the various aspects of the Company's business are generally available in the marketplace from numerous suppliers.

COMPETITION

The toy industry is highly competitive, with competition based primarily on product design, promotion, price, quality and play value. In recent years, the toy industry has experienced rapid consolidation driven, in part, by the ability of manufacturers to offer a range of products across a broader variety of categories. The Company competes with several larger toy companies, such as Mattel and Hasbro, and many smaller companies in the design and development of new toys, the procurement of licenses, the improvement and expansion of previously introduced products and product lines and the marketing and distribution of its products. The introduction of new products and product lines by the Company makes its operations susceptible to the risks associated with new products, such as production, distribution and quality control problems and the need to gain customer acceptance.

The sale of holiday products is also competitive. The primary competitive factors in the sale of holiday products are price, design and product quality. The decorative holiday products industry is generally highly fragmented with no dominant market leader. However, the Company believes that it has a leading market position in several of the product categories in which it participates.

The sale of golf accessories and footwear is also very competitive. The primary competitors to Empire's golf shoe business are Dexter, Etonic, Foot Joy and Nike. Competition in the golf accessories business comes from a variety of manufacturers including Gold Eagle, Dennco and Jef World of Golf.

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

EMPLOYEES

At March 24, 2000, the Company had approximately 270 employees in the United States, approximately 80 of whom were salaried, and approximately 20 employees in Hong Kong and China. If required by the Company's future operations, the Company believes it could supplement its work force through the recall of hourly production employees and the hiring of temporary employees. No employees are covered by a collective bargaining agreement.

FORWARD-LOOKING INFORMATION MAY PROVE INACCURATE

This Annual Report contains various forward-looking statements and information, including under the captions "Recent Developments" and "Management's Discussion and Analysis of Financial Condition and Results of Operations," that are based on management's beliefs as well as assumptions made by and information currently available to management, including statements regarding future economic performance and financial condition, liquidity and capital resources and management's plans and objectives. When used in this document, the words "expect," "anticipate," "estimate," "believe," and similar expressions are intended to identify forward-looking statements. Such statements are subject to various risks and uncertainties which could cause actual results to vary materially from those stated. Should one or more of these risks or uncertainties materialize or should underlying assumptions prove incorrect actual results may vary materially from those anticipated, estimated, expected or projected. Such risks and uncertainties include the Company's ability to manage inventory production and costs, to meet potential increases or decreases in demand, potential adverse customer impact due to delivery delays including effects on existing and future orders, competitive practices in the toy, golf and decorative holiday products industries, changing consumer preferences and risks associated with consumer acceptance of new product introductions, potential increases in raw material prices, potential delays or production problems associated with foreign sourcing of production and the impact of pricing policies including providing discounts and allowances, reliance on key customers, the seasonality of the Company's business, the ability of the Company to meet existing financial obligations in the event of adverse industry or other developments, and the Company's ability to obtain additional capital to fund future commitments and operations. Certain of these as well as other risks and uncertainties are described in more detail in the Company's Registration Statements on Form S-3 filed under the Securities Act of 1933, Registration No. 333-57963 and 333-42391. The Company undertakes no obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

ITEM 2. PROPERTIES.



LOCATION OWNED (1)                         GENERAL CHARACTER AND USE OF PROPERTY

                                               SQUARE FEET                             USE
---------------------------------------    ---------------------     -----------------------------------------
Tarboro, NC                                    1,200,000             factory, warehouse and office space
Tarboro, NC                                       24,000             warehouse space

LEASED:
Ronkonkoma, NY                                    60,000             warehouse, office and showroom space
New York, NY                                      29,000             showroom space (2)
Delray Beach, FL                                  16,000             office space
Hong Kong                                          6,500             Showroom/Office Space

------------
(1) The real property owned by the Company is subject to liens in favor of its senior lenders.

(2) Approximately 22,000 square feet of the location is sub-leased.

Management believes that the Company's office space in Delray Beach and Hong Kong, as well as its office and warehouse space in Tarboro is larger than necessary and is seeking alternatives. Otherwise, in the opinion of management, the Company's various properties used in operations are generally in good condition and adequate for its business.

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

During October 1998, Industrial Truck Sales & Services, Inc. filed suit in the General Court of Justice, Superior Court Division, of Guilford County, North Carolina, against the Company and its North Carolina subsidiary, Empire Industries, Inc., alleging breach of contract, among other counts, relating to leases for forklifts delivered to the Company's Tarboro, North Carolina, facility and seeking damages of approximately $104,000. The Company and Empire Industries filed a third party complaint against Associates Leasing, Inc., Forklifts, Inc. and Howard Younger alleging fraud and breach of fiduciary duty. Industrial Truck Sales and Forklifts, Inc. were the original lessors of the forklift and Mr. Younger is a former employee of Empire Industries who executed the leases. Associates Leasing is the assignee of the leases. In January 1999, Associates Leasing filed a counterclaim against the Company and Empire Industries alleging breach of contract and demanding judgment in excess of $800,000. During the third quarter of 1999, the Company entered into a settlement agreement pursuant to which the Company paid $500,000 to Associates Leasing during the fourth quarter of 1999. The parties have stipulated to the dismissal of the action and an Order of Dismissal with Prejudice has been submitted to the Court for entry.

In December 1999, Quality Temporary Services, Inc. filed suit in the United States District Court, Eastern District of Michigan, against the Company alleging failure by the Company to pay amounts outstanding for temporary staffing costs provided by Quality Temporary Services. The complaint alleged that the Company owed Quality Temporary Services the sum of $489,499 plus interest. In January 2000, the Company entered into a settlement agreement pursuant to which the Company agreed to pay the entire outstanding amount due together with interest, accruing from March 1, 2000 on the unpaid principal balance at the rate of 7% per annum. Payments commenced January 31, 2000, and will be made in approximately equal installments each week through January 2001. An Order of Dismissal without Prejudice was entered by the Court in January 2000.

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

Contingencies -- The Company has been identified as a potentially responsible party, along with numerous other parties, at various U.S. Environmental Protection Agency ("EPA") designated superfund sites. During 1997, the Company entered into consent decrees in regard to various of these matters and made payments totaling $335,000. It is the Company's policy to accrue remediation costs when it is probable that such costs will be incurred and when they can be reasonably estimated. As of December 31, 1999 and 1998, the Company had reserves for environmental liabilities of $98,000 as of both dates. The amount accrued for environmental liabilities was determined without consideration of possible recoveries from third parties. Estimates of costs for future remediation are necessarily imprecise due to, among other things, the allocation of costs among potentially responsible parties. Although it is possible that additional environmental liability related to these matters could result in amounts that could be material to the Company's consolidated financial statements, a reasonably possible range of such amounts cannot presently be estimated. Based upon the facts presently known, the large number of other potentially responsible parties and potential defenses that exist, the Company believes that its share of the costs of cleanup for its current remediation sites will not, in the aggregate, have a material adverse impact on its consolidated financial statements.

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

ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.


EXECUTIVE OFFICERS

Information concerning the executive officers of the Company, their ages, position and business experience during the last five years is set forth below:

         NAME                                    AGE                       TITLE
---------------------                            ---    ------------------------------------------------
Timothy Moran............................        36     Chairman  of  the  Board, President and Chief
Thomas Wenzler...........................        33     Vice President and General Manager
Thomas MacDougall........................        36     Chief Financial Officer, Secretary and Treasurer

TIMOTHY MORAN has served as President, Chief Executive Officer and a Director since May 1998. He has been Chairman of the Board since June 1999. He was President and Chief Operating Officer from February 1998 to May 1998. From February 1993 to the present, Mr. Moran has been President of Apple Sports, Inc. and Apple Golf Shoes, Inc.

THOMAS WENZLER has served as Vice President and General Manager of the Company since September 1999. Since May 1997, Mr. Wenzler was Vice President and General Manager of Apple/Dorson Sports Inc. Mr. Wenzler joined the Company in May of 1991 as Regional Sales Manager. He was later promoted to General Manager of Apple/Dorson Sports Inc. in May of 1993. Mr. Wenzler holds a Bachelor of Science degree in Business Administration from Towson State University.

THOMAS MacDOUGALL has served as Chief Financial Officer, Secretary and Treasurer of the Company since September 1999. Mr. MacDougall joined Apple/Dorson Sports, Inc. in June of 1995 as controller. Prior to employment with Apple Sports, Inc. Mr. MacDougall was the Financial Analyst for Collection Clothing Corporation. Before Collection Clothing Corporation, Mr. MacDougall served as controller of Stage II Apparel. Mr. MacDougall holds a Bachelor of Business Administration degree in Accounting from Siena College.

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

                       --------------------    ------------------------
                                1999                       1998
                       --------------------    ------------------------
  Quarter                 High         Low          High          Low
-------------
    1st                   $0.94       $0.50        $2.25          $1.31
    2nd                     .94         .50         1.63            .88
    3rd                     .56         .25         1.19            .63
    4th                     .44         .19          .69            .44

In connection with the acquisition of the Apple Companies, the Company issued as consideration an aggregate of 5,000,000 shares of the Company's common stock. The related Share Purchase Agreement provided that in the event that during the year following July 10, 1998, the closing daily market price of the Company's common stock trading on any nationally recognized stock exchange shall not be at a price of $2.00 per share or higher for each of 45 consecutive stock trading days, then Empire was obligated to pay additional consideration in the amount of 1,153,846 shares of Empire Common Stock, thereby bringing the number of shares of Empire common stock paid for the Acquisition to an aggregate of 6,153,846. The Company's Common Stock did not remain above $2.00 per share for 45 consecutive days, so on September 19, 1999, the Company issued an additional 1,153,846 shares of Empire Common Stock to the Apple Company Shareholders.

As of March 15, 2000, the number of holders of record of Common Stock was approximately 2,200.

SERIES A PREFERRED STOCK AND WARRANTS - The Series A preferred stock, $.01 par value per share, and warrants to purchase shares of the Company's Common Stock are listed on the American Stock Exchange under the symbols EMP.PRA and EMP.WS. Each warrant has a six-year term and entitles the holder thereof to purchase one share of Common Stock at an exercise price of $1.375 per share.

SERIES C PREFERRED STOCK - In June 1997, the Company's 9% convertible debentures in the original principal amount of $15.0 million were exchanged by the holders thereof for newly-issued shares of Series C preferred stock of the Company with an aggregate Stated Value (as defined in the Series C preferred stock Certificate of Designation) of $15.0 million. Each share of Series C preferred stock is convertible at any time, at the option of the holder thereof, into fully paid and nonassessable shares of common stock at rate of one share of common stock for each $2.00 of Stated Value of Series C preferred stock (subject to adjustment in certain circumstances).

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

ITEM 6. SELECTED FINANCIAL DATA.

The following selected financial data have been derived from the consolidated financial statements of the Company for the fiscal years 1999, 1998, 1997, 1996, and 1995. The selected financial data should be read in conjunction with the audited consolidated financial statements and notes thereto and with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein. All amounts in the tables and notes below are in thousands, except per share data.

------------------------------------------------------------------------------------------------------------------
                                                                    YEAR ENDED DECEMBER 31
------------------------------------------------------------------------------------------------------------------
                                                   1999         1998(1)       1997          1996         1995(2)
------------------------------------------------------------------------------------------------------------------
STATEMENT OF OPERATIONS DATA:
------------------------------------------------------------------------------------------------------------------
Net sales                                       $  64,290     $ 80,497      $ 99,516      $148,908       $153,744
------------------------------------------------------------------------------------------------------------------
Sales distribution settlement                          --           --         2,400            --             --
------------------------------------------------------------------------------------------------------------------
Cost of Sales                                      50,457       62,120        87,524       133,464        111,905
------------------------------------------------------------------------------------------------------------------
Nonrecurring inventory charge                          --           --            --        12,185             --
------------------------------------------------------------------------------------------------------------------
Gross profit                                       13,833       18,377        14,392         3,259         41,839
------------------------------------------------------------------------------------------------------------------
Selling and administrative expenses                17,957       21,297        24,863        41,751         36,183
------------------------------------------------------------------------------------------------------------------
Restructuring and other charges                        --           --         3,739         8,800          7,550
------------------------------------------------------------------------------------------------------------------
Operating income (loss)                            (4,124)      (2,920)      (14,210)      (47,292)        (1,894)
------------------------------------------------------------------------------------------------------------------
Interest expense                                    3,288        4,088         7,022        11,236          5,996
------------------------------------------------------------------------------------------------------------------
Other income (loss)                                    51          (66)          102            (5)           514
------------------------------------------------------------------------------------------------------------------
Net income (loss) before income taxes              (7,361)      (7,074)      (21,130)      (58,533)        (7,376)
------------------------------------------------------------------------------------------------------------------
Income tax expense (benefit)                           --           --            --       (12,332)        (2,875)
------------------------------------------------------------------------------------------------------------------
Net income (loss)                                  (7,361)      (7,074)      (21,130)      (46,201)        (4,501)
------------------------------------------------------------------------------------------------------------------
Accretion of noncash preferred stock                   --           --       (24,645)           --             --
------------------------------------------------------------------------------------------------------------------
Net income (loss) applicable to common          $  (7,361)    $ (7,074)     $(45,775)     $(46,201)      $ (4,501)
------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------
Weighted - average common shares                   17,707       12,068         7,583         6,248          4,681
Income (loss) per common share - basic          $   (0.42)     $ (0.59)     $  (6.04)     $  (7.39)      $  (0.96)
------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------
BALANCE SHEET DATA (AT PERIOD END)
------------------------------------------------------------------------------------------------------------------
Working capital                                 $ (17,936)    $ (6,350)     $(10,608)     $(30,498)       $  6,837
------------------------------------------------------------------------------------------------------------------
Total assets                                       59,102       57,646        63,576       127,860        140,153
------------------------------------------------------------------------------------------------------------------
Total debt                                         34,721       23,997        23,413        80,721         71,106
------------------------------------------------------------------------------------------------------------------
Stockholders' equity                                8,759       15,757        15,453         1,771         30,462
------------------------------------------------------------------------------------------------------------------

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

GENERAL

The Company designs, manufactures and markets a broad variety of consumer products including toys, plastic decorative holiday products, and golf footwear and accessories. The Company has been involved in the toy and holiday products industries for approximately 45 years. Since mid-1994, the Company has undergone changes in management and effected three significant acquisitions which added core toy product lines and golf footwear and accessories to the Company. Toy lines include ride-ons, outdoor activities and holiday products which are primarily manufactured domestically, and girls and boys toys, which are sourced through Empire's Hong Kong office. Golf footwear and accessories which are primarily sold under license from Wilson(R) include golf pull carts, umbrellas, shoes and shoe accessories, travel covers, tees, head covers, gloves, towels and practice aids.

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

In May 1998, the Company acquired the Apple Sports Inc. and Apple Golf Shoes Inc., who have the exclusive United States license for golf accessory products and golf footwear for Wilson(R) Sporting Goods Inc. Apple Sports products include golf pull carts, golf umbrellas, gloves, golf bag accessories and wheeled travel cover, practice items including putting mats, net & post sets, chipping baskets and a full line of golf accessories. Apple Golf Shoes, Inc. offers a wide variety of men's and ladies golf footwear to fit every budget.

During 2000, the Company will continue to rationalize its business, which includes focusing on the elimination or sale of products, product lines or accounts that are not profitable. See "Liquidity and Capital Resources." In addition, the Company has implemented cost cutting and control measures which have significantly reduced factory operating costs from prior year levels and is evaluating its options with regard to the utilization of the Tarboro facility. Also, the Company is actively developing new products and new license agreements for 2000 including the new Mongoose(R) product line, including snowboards, skateboards, wakeboards and all related accessory equipment, which will begin shipping in the Spring of 2000.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

The 1998 amounts in the ensuing discussions include the results of operations of the Apple Companies for the period May 28, 1998 (date of acquisition) to December 31, 1998.

In September 1999, Hurricane Floyd severely disrupted the Company's operations. Although the Company's Tarboro, North Carolina, facility was not flooded, it was shut down for 10 days because of severe flooding in the town of Tarboro. The shut down occurred during the Company's peek production and shipping periods and damaged some of the Company's finished goods inventory. When the Company's facility reopened, management ran three shifts of production to minimize the lost production. The Company made up a significant portion of the lost production in the 3rd quarter and the balance in the 4th quarter of 1999. The Company's losses are insured and the Company received a settlement of $1.2 million in September 1999 of which $0.45 million was for business interruption. The remaining $0.75 million was a partial settlement for the Company's inventory and building damages and will be used to cover the cost of replacing certain inventory, repairing the building, or for working capital. The Company is still negotiating with its insurance carriers for additional damages. Any additional settlements that the Company may receive will not be material.

NET SALES AND NET LOSS. The net loss for the year ended December 31, 1999 increased slightly to $7.4 million from a net loss of $7.1 million for the year ended December 31, 1998, due mainly to lower sales volume in 1999 as compared to 1998 and an increase in the allowance for anticipated sales returns, discounts and allowances which is included as a reduction of net sales. Some of this increase was offset by lower selling and administrative expenses and interest expense when compared to the prior year. During 1999, the Company received proceeds of $1.2 million due to an insurance settlement from hurricane Floyd of which $0.45 million was recorded as other non-operating income in 1999.

Net sales for the year ended December 31, 1999 decreased by $16.2 million, or 20%, to $64.3 million from $80.5 million for the year ended December 31, 1998. Decreases in sales resulted in part from a sharp decrease in sales of Buddy L(R) Vehicles, Grand Champions(R), Big Wheel and Waterslides products. Partially offsetting the declines were net sales of the Apple Companies of $20.8 million in 1999 as compared to $12.9 million in 1998 (since the date of acquisition). The Company believes that the decrease in sales is primarily due to increased competition with respect to particular products and elimination of sales of low margin products.

GROSS PROFIT MARGINS. Gross profit margins were 21.5% for the year ended December 31, 1999 as compared to 22.8% for the year ended December 31, 1998. The decrease in gross margins is attributable to lower absorption of factory overhead due to lower sales volumes and sales mix, partially offset by higher margins at Apple Sports Inc.

SELLING AND ADMINISTRATIVE ("S&A"). Selling and administrative expenses were reduced during the year ended December 31, 1999 to 18.0 million as compared to
21.3 million in 1998 due to the Company's continuing cost cutting efforts. Due to the decrease in sales, however, total selling and administrative expenses were 27.9% of sales for 1999 as compared to 26.5% in the prior year.

INTEREST EXPENSE Interest expense was $3.3 million for the year ended December 31, 1999 as compared to $4.1 million for the year ended December 31, 1998. Interest expense was lower in 1999 due to lower borrowings in 1999 as compared to 1998.

INCOME TAXES. For 1999 and 1998, the Company did not recognize any tax benefits related to the loss because management has determined, based on the Company's recent history of losses that the Company's future earnings may not be sufficient to realize its net deferred tax assets and has therefor increased its valuation allowance to approximately $27.5 million in 1999.

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

SELLING AND ADMINISTRATIVE ("S&A"). Selling and administrative expenses were reduced during the year ended December 31, 1998 as compared to the previous year primarily due to the decreases in advertising, sales commissions and royalties ($2.8 million), commensurate with the reduction in sales, and elimination of consulting fees which had been $0.4 million during 1997; offset by $0.4 million increases in other S&A expenses resulting from the inclusion of the golf accessories business. Due to the decrease in sales, however, total selling and administrative expenses were 26.4% of sales for 1998 as compared to 24.9% in the prior year.

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

INCOME TAXES. For 1998 and 1997, the Company did not recognize any tax benefits related to the loss because management has determined, based on the Company's recent history of losses that the Company's future earnings may not be sufficient to realize its net deferred tax assets and has therefor increased its valuation allowance to approximately $23.8 million in 1998.

SEASONALITY OF SALES

Sales of many products are seasonal in nature. Purchase orders for toys are typically secured in the months of April, May and June so that by the end of June, the Company has historically received orders or order indications for a substantial majority of its full year's toy business. Products sold primarily in the spring and summer months include golf footwear and accessories, Water Works(TM) pools, Crocodile Mile(R) water slides and other items, which are shipped principally in the first and second quarters of the year and counter some of the seasonality associated with the Company's toy products. In addition, certain toys such as Big Wheel(R) ride-ons, Grand Champions(R) horses and Buddy L(R) vehicles ship year-round. Sales of holiday products are heavily concentrated in the Christmas and Halloween shopping seasons with substantially all shipments occurring the third and fourth quarters of the year. The Company's production generally is heaviest in the period from June through September. Typically over 60% of toy product revenues are generated in the second half of the year with September and October being the largest shipping months. As a result of the seasonality, a disproportionate amount of receivables are collected and trade credits are negotiated in the first calendar quarter of the following year. The Company expects that its quarterly operating results will vary significantly throughout the year.

LIQUIDITY AND CAPITAL RESOURCES

The Company has experienced severe operating difficulties during the past several years and sales have declined over this period. The net loss for 1999 was $7.4 million compared with a net loss of $7.1 million for 1998 and a net loss of $21.1 million for 1997. The Company continues to operate under extreme cash constraints.

The Company had negative operating cash flows during 1999 of $10.7 million, which primarily resulted from funding Empire's operating loss for the year along with an increase in accounts receivable and inventory.

In the third quarter of 1999, the Company changed to a new accounting and invoicing software system at its Tarboro facility. The new system was designed to increase the efficiency and timeliness of reporting and the efficiency of business-to-business invoicing and as such was to enable the Company to more effectively comply with its major customers' computer-to-computer billing requirements. The Company had problems implementing the new accounting system and as a result, in the fourth quarter of 1999, the Company was not able to submit its invoices electronically to customers on a timely basis, if at all, and was not able to properly reconcile the converted data from the old system to the new system. This has created a disruption in payments from the Company's customers. The Company is working vigorously to ascertain the magnitude of these billing and collections problems. The Company intends to consolidate its accounting, billing and collections functions in 2000, onto the Apple Sports, Inc. system.

Pursuant to the eighth amendment to the Company's secured bank facility, which amendment was effective March 9, 1999, the Company, through its domestic operating subsidiaries, has a series of cross-guaranteed secured bank lines which currently aggregate up to $50.0 million ($40.0 million for Empire Industries and $10.0 million for the Apple Companies) available for financing. As part of the Empire Industries facility, there is a three-year term loan of $6.8 million which requires monthly principal payments of $133,000. Also, up to $9.0 million of Empire Industries' availability is not tied by formula to the underlying assets and requires monthly repayment of $1.5 million commencing September 30, 1999 through February 29, 2000. However, at December 31, 1999, the Company had an overadvance from its bank lenders of $3.0 million. As of March 24, 2000, this overadvance was $4.9 million. The balance of the availability of borrowings for each subsidiary under the facilities is based on all domestic accounts receivable and inventory balances as defined, less outstanding commitments under letters of credit.

The Company has financed its losses primarily by additional borrowing under its existing bank credit facilities. At December 31, 1999, the Company had borrowed $33.5 million under those facilities. As of December 31, 1999, the Company did not make $6 million of scheduled payments under one of its bank facilities and was not in compliance with certain covenants contained in its bank facilities. The bank lenders have waived both the payment defaults and the covenant defaults through April 1, 2000 and the Company and its lenders are discussing proposed amendments to the facilities. At this time, the Company has no other available sources of capital. In order to improve the Company's margins and improve its cash flow position, the Company is continuing to outsource its manufacturing for some of its selected domestic product lines and is pursuing the sale of some of its domestic product lines.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company's continued negative cash flow, among other factors, may indicate that the Company will be unable to continue as a going concern for a reasonable period of time. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's ability to continue as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, and ultimately to attain profitable operations.

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

During 1998, the Company purchased the Apple Companies, in exchange for the issuance of 5,000,000 shares of the Company's common stock, reimbursement of certain transfer and other fees of approximately $325,000. As per the Share Purchase Agreement, the Company issued an additional 1,153,846 shares of the Company's Common Stock to the Apple Company Shareholders on September 19, 1999.

Capital expenditures, principally for the purchase of tooling for new products and equipment, were $2.7 million for the year ended December 31, 1999 as compared to $1.2 million for the year ended December 31, 1998.

The Company is subject to various actions and proceedings, including those relating to intellectual property matters, environmental matters and product liability matters. See "Legal Proceedings" and Note 11 of notes to consolidated financial statements.

IMPACT OF INFLATION

The primary raw materials used in the manufacture of the Company's domestic toys and holiday products are petrochemical derivatives, principally polyethylene. Polyethylene prices increased by approximately 45% during 1999 as compared to 1998. However the Company was successful in minimizing this increase due to agreeing to an annual contract in 1999 with is petrochemical suppliers.

Due to the time lag between the purchase of raw materials and the sale of finished goods, results of operations may be only partially affected in the period in which such prices change.

BACKLOG

The Company had open orders of $0.6 million and $5.3 million as of December 31, 1999 and December 31, 1998, respectively. This reduction reflects a decline in 1999 of net sales and major customers moving to "just-in-time" inventory purchases.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

The Company is exposed to certain market risks which arise from transactions entered into in the normal course of business. The Company's primary exposures are changes in interest rates with respect to its debt and foreign currency exchange fluctuations.

The Company finances its working capital needs primarily through a variable rate loan facility. See "Management's Discussion and Analysis of Financial Condition and Results of Operations- Liquidity and Capital Resources." The Company's results may be adversely or positively affected by fluctuations in interest rates. For every 1% increase in interest rates, the Company's interest expense would increase by approximately $25,000 per month.

The Company sources products from various manufacturers in the Far East. The purchases are generally made in Hong Kong dollars while goods are sold in U.S. dollars. Due to the small levels of inventory, and the historical consistency of the Hong Kong dollar/U.S dollar exchange rates, the Company does not believe that any adverse or positive affect would be material.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements and supplementary data to be provided pursuant to this
Item 8 are included under Item 14 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

For a discussion of our executive officers, you should refer to Part I after
Item 4 under the caption "Executive Officers." The information required by this item concerning our Directors is incorporated by reference from the Registrant's definitive Proxy Statement for its 2000 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission not later than May 1, 2000.

ITEM 11. EXECUTIVE COMPENSATION.

The information required by this item is incorporated by reference from the Registrant's definitive Proxy Statement for its 2000 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission not later than May 1, 2000.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The information required by this item is incorporated by reference from the Registrant's definitive Proxy Statement for its 2000 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission not later than May 1, 2000.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required by this item is incorporated by reference from the Registrant's definitive Proxy Statement for its 2000 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission not later than May 1, 2000.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a) Documents filed as a part of this Report.

(1) Financial Statements:

Report of Independent Auditors..................................................................         F-1
Consolidated balance sheets as of December 31, 1999 and 1998....................................         F-2
Consolidated statements of operations for the years ended December 31, 1999, 1998 and 1997......         F-3
Consolidated statements of stockholders' equity for the years ended December 31, 1999, 1998 and 1997     F-4
Consolidated statements of cash flows for the years ended December 31, 1999, 1998 and 1997               F-5
Notes to consolidated financial statements......................................................         F-7
Supplementary Financial Data....................................................................         F-25

(2) Financial Statement Schedules:

Report of Independent Auditors..................................................................         S-1
Schedule I - Condensed Financial Information of Registrant......................................         S-2

The financial statement schedule should be read in conjunction with the consolidated financial statements. Financial statement schedules not included in this Annual Report on Form 10-K have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(3) Exhibits filed as part of this Report:

EXH. NO.   DESCRIPTION

2.1 Stock Purchase Agreement dated July 29, 1988, by and among Clabir, Clabir Corporation
2.2 Agreement and Plan of Merger, dated as of November 14, 1989, between AmBrit, Inc. ("AmBrit")
2.3 Agreement and Plan of Merger, dated as of November 14, 1989, by and among the Company, Clabir
2.4 Sale and Purchase Agreement between the Company and Cargill, Incorporated, dated September 30,
2.5 Purchase Agreement among Conopco, Inc., the Company, The Isaly Klondike Company, Inc., The
2.6 Agreement and Plan of Reorganization, dated October 13, 1994, by and among the Company,
2.7 Agreement dated August 31, 1995, among the Company, CLR Corporation, Clabir Corporation, Olin
3.1     Restated Certificate of Incorporation of the Company.(6)
3.2     First Amendment to Restated Certificate of Incorporation of the
        Company.(8)
3.3     Amended and Restated By-Laws of the Company.(9)
3.4 Certificate of Designation of the Series B Junior Participating Preferred Stock.(10)
3.5     Certificate of Designation Relating to Series A Preferred Stock.(11)
3.6     Certificate of Designation Relating to Series C Preferred Stock.(11)
4.1     Form of specimen certificate representing the Company's Common
        Stock.(12)
4.2 Excerpts from the Company's amended By-Laws and the Company's Restated Certificate of
4.3 Rights Agreement, dated as of September 11, 1996, between Empire of Carolina, Inc. and American
4.4 Warrant Agreement dated as of June 17, 1997 between the Company and the holders from time to
4.5 Second Amendment dated as of June 12, 1997 to Rights Agreement, dated as of September 11, 1996
4.6 Promissory Note from the Company to Smedley Industries, Inc. Liquidating Trust in the amount of
4.7 First Amendment dated as of May 5, 1997 to Rights Agreement of September 11, 1996, between
9.1 Voting Agreement, dated September 30, 1994, by and between Halco Industries, Inc. ("Halco") and
10.1    Amended and Restated 1994 Stock Option Plan of the Company.(9)
10.2    Empire of Carolina, Inc. 1996 Outside Directors Stock Option Plan.(14)
10.3    Empire of Carolina, Inc. 1996 Employee Stock Purchase Plan.(14)
10.4 Employment Agreement, dated July 15, 1994, by and among the Company, Empire Industries, Inc.
10.5 Employment Agreement, dated July 15, 1994, by and among the Company, EII and Neil Saul.(15)
10.6    Settlement and Termination Agreement with Neil Saul.(7)
10.7 Stock Purchase Agreement, dated July 15, 1994, among Steven Geller, Maurice A. Halperin,
10.8 Redemption Agreement, dated September 30, 1994, by and between the Company and the Halperin
10.9 Omnibus Agreement, dated September 30, 1994, by and among the Halperin Group, Steven Geller,
10.10 Stockholders' Agreement, dated October 13, 1994, by and among Steven Geller, Marvin Smollar and Neil Saul.(5)

10.11 Investor's Rights Agreement, dated October 13, 1994, by and among the Company, Marvin Smollar,
10.12 Stockholders' Agreement dated October 13, 1994, among Steven Geller, Marvin Smollar and Neil
10.13 Debenture Purchase Agreement, dated as of December 2, 1994, among the Company, WPG Corporate
10.14 Registration Rights Agreement, dated as of December 22, 1994, by and between the Company, and
10.15 Shareholders' Agreement, dated December 22, 1994, by and among the WPG Group, Steven Geller,
10.16 Stock Purchase Agreement, dated as of December 22, 1994, between WPG Corporate Development
10.17 Assignment and Assumption Agreement dated as of June 21, 1995 between the Company and EAC.(6)
10.18 Assignment dated as of May 22, 1995 between the Company and Carnichi Limited.(6)
10.19 Lease dated July 7, 1995 between Buddy L Inc. Debtor-in-Possession ("Buddy L") and Empire
10.20 Form of Subscription Agreement executed in connection with subscription of Common Stock and
10.21 Shareholders' Agreement ("Shareholders' Agreement") dated December 22, 1994 among WPG Corporate
10.22 Amendment No. 2 to Shareholders' Agreement dated as of June 29, 1995 among WPG Corporate
10.23 Registration Rights Agreement ("Registration Rights Agreement") dated as of December 22, 1994
10.24   Amendment No. 1 to Registration Rights Agreement.(6)
10.25 Loan and Security Agreement dated May 29, 1996 among LaSalle National Bank ("LaSalle"), BT
10.26 First Amendment to Amended and Restated Loan and Security Agreement among LaSalle, BTCC,
10.27 Consent and Second Amendment to Loan and Security Agreement among LaSalle, BTCC, Congress, the
10.28 Third Amendment to Loan and Security Agreement among LaSalle, BTCC, Congress, CIT, Finova and
10.29 Securities Purchase Agreement dated as of May 5, 1997 among the Company, HPA Associates, LLC
10.30 Amendment No. 1 dated as of June 5, 1997 to Securities Purchase Agreement dated as of May 5,
10.31 Buddy L Settlement Agreement, dated as of June 17, 1997 between the Company and Smedley
10.32 Letter of the Company to Pellinore Securities Corp., Axiom Capital Management, Inc. and
10.33 Buddy L Registration Rights Agreement dated as of June 17, 1997 between the Company and SLM.(11)
10.34 WPG Registration Rights Agreement dated as of June 17, 1997 among the Company and WPG Corporate
10.35 WPG Release Agreement dated as of June 17, 1997 between the Company and the WPG Affiliated Entities.(11)

10.36 Fourth Amendment to Loan and Security Agreement among LaSalle, BTCC, Congress, CIT, Finova and
10.37 Fifth Amendment to Loan and Security Agreement among LaSalle, BTCC, Congress, CIT, Finova and
10.38 Sixth Amendment to Loan and Security Agreement among LaSalle, Congress, CIT, Finova and EII.(25)
10.39 First Amendment dated January 22, 1998 to the Warrant Agreement dated June 17, 1997 between
10.40 Share Purchase Agreement by and between the Shareholders of Apple Sports, Inc. and the
10.41   Empire of Carolina, Inc. 1998 Stock Option Plan. (26)
10.42 Loan and Security Agreement dated May 27, 1998 among LaSalle National Bank and Apple Sports,
10.43 Loan and Security Agreement dated May 27, 1998 among LaSalle National Bank and Apple Golf
10.44 Loan and Security Agreement dated May 27, 1998 among LaSalle National bank and Dorson Sports,
10.45 Seventh Amendment to Loan and Security Agreement dated November 11, 1998.(28)
10.46 Eighth Amendment to Loan and Security Agreement (the "Agreement"with LaSalle National Bank,

10.47 Amended, Restated and Consolidated Loan and Security Agreement by and between LaSalle National 21 Subsidiaries of the Company.(27)

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

(8) Previously filed as an exhibit to the Company's Annual Report on Form 10-K/A for the year ended December 31, 1996 and incorporated by reference

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

(12) Previously filed as an exhibit to the Company's Registration Statement on Form S-1 (File No. 2-73208), dated June 17, 1997 and incorporated by reference.

(13) Previously filed as an exhibit to the Company's Current Report on Form 8-K, dated May 8, 1997 and incorporarted by reference.

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

(17) Previously filed as an exhibit to Amendment No. 1 to Schedule 13D filed by WPG Corporate Development Associates IV., L.P., WPG Private Equity Partners, L.P., WPG Corporate Development Associates IV (Overseas), L.P., WPG Private Equity Partners (Overseas), L.P.,Steven Hutchinson, Wesley Lang, Peter Pfister, Sraig Whiting, Nora Kerppola, Glengrook Partners, L.P., Prim Ventures, Inc., Westpool Investment Trust PLC and Weiss, Peck & Greer with the Securities and Exchange Commission on December 23, 1994, and incorporated by reference.


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

(26) Previously filed as an exhibit to the Company's Proxy Statement pursuant to Section 14(A) of the Securities Exchange Act of 1934 as filed with the Securities and Exchange Commission on April 18, 1998 and incorporated by reference.

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

(b)The following reports on Form 8-K have been filed by the Company during the last quarter of the period covered by this report: None

(c)The exhibits to this Form 10-K appear following the Company's Consolidated Financial Statements and Schedules included in this Form 10-K.

(d)The Financial Statements and Schedules to this Form 10-K begin on page F-1 of this Form 10-K.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Empire of Carolina, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 30, 2000                EMPIRE OF CAROLINA, INC.
                                    (Registrant)


                                    By: /s/ Timothy Moran
                                        ----------------------
                                        Timothy Moran, Chairman of the Board,
                                        President and Chief Executive Officer


    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

       SIGNATURE                                TITLE                               DATE


/s/Timothy Moran                              Chairman of the Board,            March 30, 2000
----------------------------------            President and  Chief Executive
Timothy Moran                                 Officer (Principal Executive
                                              Officer)


/s/ Thomas MacDougall                         Chief Financial Officer,          March 30, 2000
----------------------------------            Secretary and Treasurer
Thomas MacDougall                             (Principal Accounting and
                                              Financial Officer)

/s/ John J. Doran                             Director                          March 30, 2000
----------------------------------
John J. Doran

/s/ Charles S. Holmes                         Director                          March 30, 2000
----------------------------------
Charles S. Holmes

/s/ James J. Pinto                            Director                          March 30, 2000
----------------------------------
James J. Pinto

/s/ Frederick W. Rosenbauer, Jr.              Director                          March 30, 2000
----------------------------------
Frederick W. Rosenbauer, Jr.

/s/ Lenore Schupak                            Director                          March 30, 2000
----------------------------------
Lenore Schupak

/s/ Mark S. Rose                              Director                          March 30, 2000
----------------------------------
Mark S. Rose

                          INDEPENDENT AUDITORS' REPORT

TO THE BOARD OF DIRECTORS OF EMPIRE OF CAROLINA, INC.

We have audited the accompanying consolidated balance sheets of Empire of Carolina, Inc. and its subsidiaries (the "Company") as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Empire of Carolina, Inc. and its subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with generally accepted accounting principles in the United States of America.

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

DELOITTE & TOUCHE LLP
Raleigh, North Carolina
March 24, 2000

                   EMPIRE OF CAROLINA, INC., AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 1999 and 1998
                      (In thousands, except share amounts)


                                                                                 1999             1998
                                                                             --------------   --------------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                                      $   1,589        $   4,295
  Accounts receivable, less allowances and other
    deductions (1999-$7,278; 1998-$5,083)                                           16,708           11,462
  Inventories, net                                                                  12,144           10,876
  Prepaid expenses and other current assets                                            301              817
                                                                             --------------   --------------
          Total current assets                                                      30,742           27,450

PROPERTY, PLANT AND EQUIPMENT, NET                                                  11,413           11,571
EXCESS COST OVER FAIR VALUE OF NET ASSETS ACQUIRED, NET                             11,392           12,670
TRADEMARKS, PATENTS, TRADENAMES AND LICENSES, NET                                    5,287            5,565
OTHER NONCURRENT ASSETS                                                                268              390
                                                                             --------------   --------------
                                                                                 $  59,102        $  57,646
                                                                             ==============   ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Notes payable and current portion of long-term debt                            $  34,096        $  17,547
  Accounts payable - trade                                                           6,748            7,718
  Other accrued liabilities                                                          7,834            8,535
                                                                             --------------   --------------
          Total current liabilities                                                 48,678           33,800
                                                                             --------------   --------------

LONG-TERM LIABILITIES:
  Long-term debt                                                                       625            6,450
  Other noncurrent liabilities                                                       1,040            1,639
                                                                             --------------   --------------
          Total long-term liabilities                                                1,665            8,089
                                                                             --------------   --------------
          Total liabilities                                                         50,343           41,889
                                                                             --------------   --------------

COMMITMENTS AND CONTINGENCIES (NOTE 10)
STOCKHOLDERS' EQUITY:
  Common stock, $.10 par value, 60,000,000 shares authorized.  Shares
    issued and outstanding: 1999 - 19,667,000 and 1998 - 16,117,000                  1,967            1,612
  Preferred stock, $.01 par value, 5,000,000 shares authorized
    Shares issued and outstanding:  Series A convertible preferred stock:  1999 - 1,487,000 and 1998 - 1,751,000;  Series C
    convertible preferred stock:  1999 - 1,451 and 1998 - 1,451                         15               18
  Additional paid-in capital                                                       115,824          115,813
  Deficit                                                                        (109,047)        (101,686)
                                                                             --------------   --------------
          Total stockholders' equity                                                 8,759           15,757
                                                                             --------------   --------------
                                                                                 $  59,102        $  57,646
                                                                             ==============   ==============

                 See notes to consolidated financial statements.

                   EMPIRE OF CAROLINA, INC., AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  Years Ended December 31, 1999, 1998 And 1997
                    (In thousands, except per share amounts)

                                                                         1999             1998            1997
                                                                    --------------    -----------    -------------
NET SALES                                                               $  64,290       $ 80,497         $ 99,516
SALES DISTRIBUTION SETTLEMENT                                                  --             --            2,400
COST OF SALES                                                             (50,457)       (62,120)         (87,524)
                                                                    --------------    -----------    -------------
GROSS PROFIT                                                               13,833         18,377           14,392
SELLING AND ADMINISTRATIVE EXPENSE                                         17,957         21,297           24,863
RESTRUCTURING AND OTHER CHARGES                                                --             --            3,739
                                                                    --------------    -----------    -------------
OPERATING LOSS                                                             (4,124)        (2,920)         (14,210)
OTHER INCOME(EXPENSE):
  Interest income, dividends and net realized gains(losses)                    51           (66)              102
  Interest expense                                                         (3,288)        (4,088)          (7,022)
                                                                    --------------    -----------    -------------
  Total other income(expense)                                              (3,237)        (4,154)          (6,920)
                                                                    --------------    -----------    -------------

LOSS BEFORE INCOME TAXES                                                   (7,361)        (7,074)         (21,130)

INCOME TAX BENEFIT                                                             --             --               --
                                                                    --------------    -----------    -------------

NET LOSS                                                                   (7,361)        (7,074)         (21,130)

ACCRETION OF NONCASH PREFERRED STOCK DIVIDEND                                  --             --         (24,645)
                                                                    --------------    -----------    -------------
NET LOSS APPLICABLE TO COMMON STOCK                                     $ (7,361)      $ (7,074)        $(45,775)
                                                                    ==============    ===========    =============


LOSS PER COMMON SHARE -
   Basic and diluted                                                    $  (0.42)       $ (0.59)        $  (6.04)
                                                                    ==============    ===========    =============

WEIGHTED-AVERAGE NUMBER OF COMMON SHARES
   OUTSTANDING -

   Basic and diluted                                                       17,707         12,068            7,583
                                                                    ==============    ===========    =============



                 See notes to consolidated financial statements.

                   EMPIRE OF CAROLINA, INC., AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  Years Ended December 31, 1999, 1998 And 1997
                                 (In thousands)


                                                        Convertible      Additional  Retained    Stock-
                                      Common Stock    Preferred Stock     Paid-In    Earnings    holder
                                   Shares     Amount  Shares    Amount    Capital   (Deficit)    Loans    Total
                                  --------    ------  ------    ------    -------   ---------    -----    ------
BALANCE JANUARY 1, 1997             7,404    $  740      --     $  --   $ 50,438    $(48,860)   $ (547)  $ 1,771
   Net loss                            --        --      --        --         --     (21,130)      --    (21,130)
   Issuance of common stock           250        25      --        --        631          --       --        656
   Issuance of Series A                --        --   2,100        21     18,691          --       --     18,712
   Issuance of Series C                --        --       2        --     14,897          --       --     14,897
   Conversion of Series A             195        20      --        --       (20)          --       --         --
   Settlement of stockholder           --        --      --        --         --          --      547        547
   "Intrinsic" preferred stock         --        --      --        --     24,645     (24,645)      --         --
                                  --------    ------  ------    ------    -------   ---------    -----    ------
BALANCE, DECEMBER 31, 1997          7,849       785   2,102        21    109,282    (94,635)       --     15,453
   Net loss                            --        --      --        --         --     (7,074)       --    (7,074)
   Issuance of common stock           424        43      --        --        135          --       --        178
   Issuance of common stock in      5,000       500      --        --      6,670          --       --      7,170
   Conversion of Series A           2,789       279   (349)       (3)      (276)          --       --         --
   Conversion of Series C              50         5      --        --        (5)          --       --         --
   Conversion of warrants               5        --      --        --          7          --       --          7
   Contribution of debt to equity      --        --      --        --         --          23       --         23
                                  --------    ------  ------    ------    -------   ---------    -----    ------
BALANCE, DECEMBER 31, 1998         16,117    $1,612   1,753     $  18   $115,813   $(101,686)   $  --   $ 15,757


   Net loss                            --        --      --        --         --      (7,361)      --     (7,361)
   Issuance of common stock in
      lieu of director fees           271        28      --        --        126          --       --        154
   Issuance of common stock in
      Apple acquisition              1154       115      --        --       (115)         --       --         --
   Conversion of Series A
      preferred stock                2124       212    (266)       (3)        --          --       --        209
                                  --------    ------  ------    ------    -------   ---------    -----    ------
BALANCE, DECEMBER 31, 1999         19,666    $1,967   1,487     $  15   $115,824   $(109,047)   $  --   $  8,759
                                  ========    ======  ======    ======    =======   =========    =====    =======


                 See notes to consolidated financial statements.

                   EMPIRE OF CAROLINA, INC., AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Years Ended December 31, 1999, 1998 and 1997
                                 (In thousands)

                                                                          1999             1998           1997
                                                                       -----------     ----------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                               $   (7,361)      $ (7,074)       $(21,130)
Adjustments to reconcile net loss to net cash provided by(used operating activities:
     Depreciation and amortization                                          4,411          4,402           8,053
     Changes in allowances for losses on accounts receivable                2,195           (404)         (3,290)
     Changes in allowances for losses on inventories                         (209)        (4,250)         (3,904)
     Net losses on sales of securities and property and                         9            540           3,650
     Changes in assets and liabilities, net of acquisitions and
         Accounts receivable                                               (7,441)        11,094          28,916
         Inventories                                                       (1,059)        10,555          19,886
         Prepaid expenses and other current assets                            516          1,298             162
         Other noncurrent assets                                              122             42            (925)
         Accounts payable - trade                                            (970)        (4,949)        (12,522)
         Other accrued liabilities                                           (701)        (3,248)         (5,796)
         Current and deferred income taxes                                     --             --          15,526
         Other noncurrent liabilities                                        (236)          (628)          1,235
                                                                       -----------     ----------      ----------
         Net cash provided by(used in) operating activities              (10,724)          7,378          29,861
                                                                       -----------     ----------      ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                                  (2,706)        (1,211)           (924)
     Acquisition of Apple Companies                                            --            848              --
     Proceeds from sale of securities and property and                         --             72             505
     Other                                                                     --             --             520
         Net cash provided by(used in) investing activities                (2,706)          (291)            101

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net borrowings(repayments) under lines of credit                      11,349         (6,846)        (42,349)
     Proceeds from stock options and warrants exercised                        --              7              --
     Net proceeds from(expenses of) issuance of preferred stock                --            (86)         18,712
     Repayments of notes payable and long-term debt                          (625)           650          (3,320)
                                                                       -----------     ----------      ----------
         Net cash provided by(used in) financing activities                10,724         (6,275)        (26,957)
                                                                       -----------     ----------      ----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                       (2,706)           812           3,005

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                4,295          3,483             478
                                                                       -----------     ----------      ----------
CASH AND CASH EQUIVALENTS, END OF YEAR                                  $   1,589       $  4,295        $  3,483
                                                                       ===========     ==========      ==========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the period for:
      Interest                                                          $   3,304       $  3,140        $  4,486
      Income taxes (net of refunds)                                            --            264         (15,785)

                 See notes to consolidated financial statements

                    EMPIRE OF CAROLINA, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
                  Years Ended December 31, 1999, 1998 And 1997

NONCASH INVESTING AND FINANCING ACTIVITIES

On May 28, 1998, the Company acquired all of the common stock of the Apple Companies for an aggregate purchase price of $7,633,000, including expenses, and including the issuance of 5,000,000 shares of common stock subject to adjustment. As per the Share Purchase Agreement, the Company issued an additional 1,153,846 shares of Empire Common Stock to the Apple Company Shareholders on September 19, 1999. The components of cash used for the acquisition as reflected in the consolidated statements of cash flows are as follows (in thousands):

Fair value of assets acquired, net of cash acquired..............   $ 15,478
Liabilities assumed..............................................     (9,063)
Common stock issued and assumed issued...........................     (7,308)
                                                                   ----------

 Cash paid in acquisition, net of direct expenses................   $   (893)
                                                                   ==========

On August 21, 1998, the Company settled a liability with a licensor by making a cash payment and issuing 200,000 shares of common stock in exchange for releasing the Company from an unsatisfied guaranteed minimum royalty obligation, resulting in an increase in common stock of $20,000, additional paid-in capital of $130,000, and a decrease in other liabilities of $150,000.

During March 1999, the Company issued 270,000 shares of common stock in lieu of directors and consulting fees resulting in an increase in common stock of $27,000, additional paid-in capital of $125,000 and a decrease in other liabilities of $152,000.

During December 1998, the Company issued 223,656 shares of common stock in lieu of directors and consulting fees resulting in an increase in common stock of $23,000, additional paid-in capital of $90,000 and a decrease in other liabilities of $103,000.

During June 1997, the Company settled its earnout liability with the successor to Buddy L, resulting in increases in common stock of $25,000, additional paid-in capital of $631,000, goodwill of $1,240,000, and earnout liability of $993,000 and a decrease in other liabilities of $409,000.

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

                    EMPIRE OF CAROLINA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  Years Ended December 31, 1999, 1998 And 1997

1.  SUMMARY OF BUSINESS OPERATIONS AND GOING CONCERN MATTERS

Empire of Carolina, Inc. ("Empire" or the "Company") is engaged in the design, manufacture and marketing of consumer products including toys, plastic decorative holiday products, golf shoes and golf accessories through its wholly-owned subsidiaries Empire Industries, Inc. ("Empire Industries"), Empire Toys (Hong Kong) Limited ("Empire Hong Kong") and, since May 28, 1998, Apple Sports, Inc. and Apple Golf Shoes, Inc. (the "Apple Companies").

The Company has experienced operating difficulties during the past several years and sales have declined over this period. The net loss for 1999 was $7,361,000, compared with a net loss for 1998 of $7,074,000 and a net loss of $21,130,000 for 1997. The Company continues to operate under extreme cash constraints.

The Company had negative operating cash flows during 1999 of $10.7 million, which primarily resulted from funding Empire's operating loss for the year along with an increase in accounts receivable and inventory.

In the third quarter of 1999, the Company changed to a new accounting and invoicing software system at its Tarboro facility. The new system was designed to increase the efficiency and timeliness of reporting and the efficiency of business-to-business invoicing and as such was to enable the Company to more effectively comply with its major customers' computer-to-computer billing requirements. The Company had problems implementing the new software system and as a result, in the fourth quarter of 1999, the Company was not able to submit its invoices electronically to customers on a timely basis. This has created a disruption in payments from the Company's customers. The Company is working vigorously to correct these billing and collection problems. The Company intends to consolidate its accounting, billing and collection functions in the first half of 2000.

Pursuant to the eighth amendment to the Company's secured bank facility, which amendment was effective March 9, 1999, the Company, through its domestic operating subsidiaries, has a series of cross-guaranteed secured bank lines which currently aggregate up to $50.0 million ($40.0 million for Empire Industries and $10.0 million for the Apple Companies) available for financing. As part of the Empire Industries facility, there is a three-year term loan of $6.8 million which requires monthly principal payments of $133,000. Also, up to $9.0 million of Empire Industries' availability is not tied by formula to the underlying assets and requires monthly repayment of $1.5 million commencing September 30, 1999 through February 29, 2000. The balance of the availability of borrowings for each subsidiary under the facilities is based on all domestic accounts receivable and inventory balances as defined, less outstanding commitments under letters of credit.

The Company has financed its losses primarily by additional borrowing under its existing bank credit facilities. At December 31, 1999, the Company had borrowed $33.5 million under those facilities. As of December 31, 1999, the Company did not make $6.0 million of scheduled payments under one of its bank facilities and was not in compliance with certain covenants contained in its bank facilities. However, at December 31, 1999, the Company had an overadvance from its bank lenders of $3.0 million. As of March 24, 2000, this overadvance was $4.9 million. The bank lenders have waived both the payment defaults and the covenant defaults through April 1, 2000 and the Company and its lenders are discussing proposed amendments to the facilities. At this time, the Company has no other available sources of capital. In order to improve the Company's margins and improve its cash flow position, the Company is continuing to outsource manufacturing of some of its selected domestic product lines and is pursuing the sale of some of its domestic product lines.

                    EMPIRE OF CAROLINA, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

1.  SUMMARY OF BUSINESS OPERATIONS AND GOING CONCERN MATTERS - CONTINUED

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

During 2000, the Company will continue to rationalize its business, which includes the following:

     o  Elimination of products or accounts that are not profitable
     o  Sale or outsourcing of product lines
     o  Consolidation of accounting systems and personnel
     o  Outsourcing the manufacture of products or subcomponents to reduce costs
     o Efficient utilization of all office and manufacturing facilities, including consideration of sales and/or leases of excess facilities
     o Disposition of product lines or excess assets to reduce borrowings and provide working capital
     o  Development of new products for 2000

The Company believes it has adequate reserves to implement the plans currently in process in the near term.

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

Buildings and improvements..........................10-35 years
Machinery and equipment............................. 5-10 years
Molds...............................................  1-3 years
Furniture and fixtures.............................. 7-10 years
Computer equipment..................................  3-5 years

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

ADVERTISING - The Company expenses the production costs of advertising the first time the advertising takes place. At December 31, 1999 and 1998, $-0- and $65,000 of advertising production costs were reported as assets. Advertising expense was $1,184,000, $2,553,000 and $4,684,000 in 1999, 1998 and 1997,
respectively.

RESEARCH AND DEVELOPMENT -- Research and development costs, included in selling and administrative expenses of $1,417,000, $1,380,000 and $1,244,000, in 1999,
1998 and 1997, respectively, are expensed as incurred.

DEFERRED INCOME TAXES -- Deferred income taxes are accounted for in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." Deferred income taxes (benefits) are provided on temporary differences between the financial statement carrying values and the tax basis of assets and liabilities.

IDENTIFIABLE AND UNIDENTIFIABLE INTANGIBLE ASSETS -- Excess of cost over fair value of net assets acquired relating to Company acquisitions are being amortized on a straight-line basis over a period of twenty years. Amortization expense for 1999, 1998 and 1997 was $1,227,000, $846,000 and $833,000,
respectively. Accumulated amortization at December 31, 1999 and 1998 was $4,444,000 and $3,268,000, respectively. In June 1997, the Company settled its contingent five-year earnout liability related to its 1995 acquisition, resulting in an adjustment of the purchase price and a corresponding increase of the excess of cost over fair value of net assets acquired of $1,240,000, which amount is being amortized over the remaining useful life.

Patents, trademarks, trade names, and licensing agreements represent assets acquired relating to the Company's acquisitions and are carried at fair market value on the date of acquisition less accumulated amortization. These assets are being amortized on a straight-line basis over their estimated useful lives, which range from one to fifteen years. Amortization expense for 1999, 1998 and 1997 was $501,000, $501,000 and $501,000, respectively. Accumulated amortization at December 31, 1999 and 1998 was $3,480,000 and $2,979,000, respectively.

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

                    EMPIRE OF CAROLINA, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

2. SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

ACCOUNTING FOR STOCK-BASED COMPENSATION -- The Company accounts for employee stock compensation in accordance with Accounting Principles Board Opinion No. 25 ("APB No. 25"), "Accounting for Stock Issued to Employees." Under APB No. 25, the total compensation expense is equal to the difference between the award's exercise price and the intrinsic value at the measurement date, which is the first date that both the exercise price and number of shares to be issued is known. SFAS No. 123, "Accounting for Stock-Based Compensation," became effective January 1, 1996. SFAS No. 123 requires expanded disclosures of stock-based compensation arrangements with employees and encourages (but does not require) compensation cost to be measured based on the fair value of the equity instrument awarded. Companies are, however, permitted to continue to apply APB No. 25. The Company has elected to continue to apply APB No. 25 for accounting purposes of stock-based compensation awards to employees and discloses the required pro forma effect on net income and earnings per share and other information required by SFAS No. 123.

EARNINGS PER SHARE -- Earnings per share are computed in accordance with SFAS No. 128, "Earnings Per Share," which requires a presentation of basic EPS which is based on the weighted-average shares of common stock. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation.

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

RECLASSIFICATIONS -- Certain amounts for 1998 and 1997 have been reclassified to conform to 1999 presentation.

                    EMPIRE OF CAROLINA, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

3. APPLE COMPANIES ACQUISITION

On April 10, 1998, the Company executed a definitive Share Purchase Agreement (the "Share Purchase Agreement") with the shareholders of Apple Sports, Inc. and the shareholders of Apple Golf Shoes, Inc. (collectively, the "Apple Company Shareholders" and with respect to the companies, the "Apple Companies") whereby the Company agreed to purchase from the Apple Company Shareholders all of their capital stock representing all of the outstanding capital stock of the Apple Companies (the "Acquisition"). The Apple Companies have manufactured and distributed Wilson(R) and Wilson Staff(R)) golf shoes and other Wilson(R) golf accessories, including gloves, head covers and practice aids, since 1986.

Under the terms of the Share Purchase Agreement, the purchase closed in May, 1998 and Empire acquired all of the issued and outstanding shares of capital stock of each of the Apple Companies, for consideration equal to an aggregate of 5,000,000 shares of the Company's common stock (the "Initial Payment Shares"), subject to increase as described below. In the event that during the Adjustment Period (defined below) the closing daily market price of the Company's common stock trading on the American Stock Exchange or on any nationally recognized stock exchange (including The Nasdaq Stock Market or the New York Stock Exchange) (an "Exchange") was not at a price of $2.00 per share or higher for each of 45 consecutive stock trading days, then Empire was obligated to pay additional consideration in the amount of 1,153,846 shares of Empire Common Stock (the "Additional Payment Shares," and together with the Initial Payment Shares, the "Payment Shares"), thereby bringing the number of shares of Empire common stock paid for the Acquisition to an aggregate of 6,153,846.

The Adjustment Period was the period of time commencing on the first trading date after the date on which the Registration Statement under the Securities Act of 1933 filed June 29, 1998 was declared effective by the Securities and Exchange Commission and the Payment Shares in question were deemed fully transferable on an Exchange (July 10, 1998, the "Effective Date") and ending on the first calendar anniversary of the Effective Date.

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

                    EMPIRE OF CAROLINA, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

3. APPLE COMPANIES ACQUISITION - CONTINUED

The following unaudited pro forma results of operations assume the transaction described above occurred as of January 1 of the period presented after giving effect to certain purchase accounting adjustments (in thousands, except per share amounts):

                                                                     1998             1997
                                                                 -----------      ----------
Net sales......................................................    $ 92,537         $125,936
Loss from operations before income taxes.......................      (5,274)         (17,779)
Net loss applicable to common stock............................      (5,274)         (37,059)
Loss per share:
  Basic and diluted............................................       (0.37)           (2.96)

The pro forma financial information does not purport to be indicative of the results of operations that would have occurred had the transactions taken place at the beginning of the periods presented or of future results of operations. Net sales of the Apple Companies in 1998 since the date of acquisition were $12.9 million.

4. INVENTORIES

A summary of inventories, by major classification, at December 31, 1999 and 1998 is as follows (in thousands):

                                                                   1999            1998
                                                                 --------         -------
Finished goods...............................................    $ 10,731         $ 9,282
Raw materials and purchase parts.............................       3,384           3,937
Work-in-process..............................................         621             457
                                                                 --------         -------
     Subtotal                                                      14,735          13,676
Less: Reserve for obsolescence...............................      (2,591)         (2,800)
                                                                 --------         -------
                                                                 $ 12,144         $10,876
                                                                 ========         =======


5. PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment at December 31, 1999 and 1998 consists of the following (in thousands):

                                                                     1999           1998
                                                                -----------    -----------
Land........................................................        $  223         $  223
Buildings and improvements..................................        12,250         11,638
Machinery and equipment.....................................        19,521         17,987
Molds.......................................................         8,826          7,805
Furniture and fixtures......................................         1,491            186
                                                                -----------    -----------
Total.......................................................        42,311         37,839
Less accumulated depreciation...............................        30,898         26,268
                                                                -----------    -----------
Property, plant and equipment, net..........................       $11,413       $ 11,571
                                                                ===========    ===========

                    EMPIRE OF CAROLINA, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

6. NOTES PAYABLE AND LONG TERM DEBT

The following table summarizes notes payable and long-term debt as of December 31, 1999 and 1998 (in thousands):

                                                                        1999            1998
                                                                   -----------       ----------
Lines of credit (a)..........................................       $  27,943         $ 15,089
Bank term note (a)...........................................           5,204            6,800
Four-year note (b)...........................................           1,250            1,875
Hong Kong facilities (c).....................................             324              233
                                                                   -----------       ----------
                                                                       34,721           23,997
Less notes payable and current portion of
   long-term debt............................................          34,096           17,547
                                                                   -----------       ----------
Total long-term debt.........................................        $    625         $  6,450
                                                                   ===========       ==========

(a) The Company entered into the eighth amendment of its secured bank facility on March 9, 1999. The Company, through its domestic operating subsidiaries, has a series of cross-guaranteed secured bank facilities which currently aggregate up to $50.0 million ($40.0 million for Empire Industries and $10.0 million for the Apple Companies) available for financing. This is reduced from the aggregate of $69.0 million ($57.0 million for Empire Industries and $12.0 million for the Apple Companies) previously available at December 31, 1998, as a result of decreases in the overall size of the business. The facilities are for a three-year term at interest rates of prime (8.50% at December 31, 1999) to prime plus 2% or LIBOR plus 250 or 275 basis points. As part of the Empire Industries facility, there is a three-year term loan of $6.8 million which requires monthly principal payments of $133,000. Also, up to $9.0 million of Empire Industries' availability is not tied by formula to the underlying assets and requires monthly repayment of $1.5 million commencing September 30, 1999 through February 29, 2000. In addition, at December 31, 1999, the Company had an overadvance of $3.0 million from the bank lenders. The amount outstanding under this provision was $9.0 million at December 31, 1999. The balance of the availability of borrowings for each subsidiary under the facilities is based on, and secured by, all domestic accounts receivable and inventory balances as defined, less outstanding commitments under letters of credit of $1,064,000 at December 31, 1999. The collateral under the loan agreement is substantially all of the domestic assets of Empire Industries, including all machinery, equipment, real property, accounts receivable, inventories and intangible assets, and 100% of the common stock of Empire Hong Kong.

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

(c) Empire Hong Kong meets its working capital needs through a bank credit facility which is due on demand. Under the loan agreement, Empire Hong Kong can borrow up to $714,000 at interest rates ranging up to 1.5% over the bank's best lending rates (8.5% at December 31, 1999). The availability of borrowings under the loan agreement is based on Empire Hong Kong's eligible accounts receivable and inventory balances, as defined. All of Empire Hong Kong's assets are collateral under the loan agreement and it is guaranteed by the Company.

                    EMPIRE OF CAROLINA, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

6. NOTES PAYABLE AND LONG TERM DEBT - CONTINUED

Long-term debt is carried net of any related discount or premium. Certain of the Company's debt arrangements contain requirements as to the maintenance of minimum levels of tangible net worth, net income and debt coverage ratios and prohibit the Company from paying dividends. Also, certain of the debt arrangements contain various security interests and restrictive covenants which limit the ability of the subsidiaries to loan, advance and dividend substantially all of their net assets. For the year ended December 31, 1999, the Company was not in compliance with respect to the net income and interest coverage requirements in the secured bank facility. On March 9, 1999, the Company entered into an amendment to its facility, whereby various loan covenants, including the net income and interest coverage requirements, have been amended based on the Company's current and projected operating results. Consequently, the instance of non-compliance has been cured as of March 9, 1999. All property, plant and equipment, with a net book value of approximately $11,413 at December 31, 1999, and inventories and accounts receivable (approximately $28,852 at December 31, 1999) have been pledged as collateral for the Company's indebtedness.

The Company has financed its losses primarily by additional borrowing under its existing bank credit facilities. At December 31, 1999, the Company had borrowed $33.5 million under those facilities. As of December 31, 1999, the Company did not make $6.0 million of scheduled payments under one of its bank facilities and was not in compliance with certain covenants contained in its bank facilities. The bank lenders have waived both the payment defaults and the covenant defaults through April 1, 2000 and the Company and its lenders are discussing proposed amendments to the facilities. At this time, the Company has no other available sources of capital. In order to improve the Company's margins and improve its cash flow position, the Company continues to reduce its manufacturing operations at its Tarboro facility and is actively pursuing the sale of selected product lines.

Principal maturities of notes payable and long-term debt are as follows (in thousands):

2000.......................................................   $34,096
2001.......................................................       625

                    EMPIRE OF CAROLINA, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


7. INCOME TAXES

The balances of deferred income tax assets and liabilities at December 31, 1999 and 1998 are as follows (in thousands):

                                                                            1999         1998
                                                                      -----------    -----------
Current deferred income tax assets relate to:

  Reserves for indemnification obligations of companies sold....          $  147         $  255
  Accruals to related  parties..................................              --             89
  Other accruals not currently  deductible......................           1,662            917
  Inventories...................................................           1,171          1,530
  Allowances for accounts receivable............................           2,080            897

  Other.........................................................             386            290
                                                                      -----------    -----------

Less valuation allowance........................................           5,445          3,978
                                                                           5,445          3,978
                                                                      -----------    -----------
Net current deferred tax assets.................................          $   --         $   --
                                                                      -----------    -----------

Noncurrent deferred income taxes assets(liabilities) relate to:

  Basis in the stock of a majority-owned subsidiary.............         $ 2,675        $ 3,472
  Net operating loss carryforwards..............................          19,833         17,772
  Accruals and reserves not currently deductible................              34            585
  Basis and depreciation differences............................            (500)        (1,908)
  Other.........................................................              --           (55)
                                                                      -----------    -----------

                                                                          22,042         19,866
Less valuation allowance........................................          22,042         19,866
                                                                      -----------    -----------
Net noncurrent deferred tax assets..............................          $   --         $   --
                                                                      -----------    -----------


The components of income tax expense (benefit) for the years ended December 31, 1999, 1998 and 1997 are as follows (in thousands):

                                                                    1999          1998             1997
                                                                 ----------     ---------       ----------
Current income taxes (benefits):
Federal tax (benefit) at the statutory rate............              $  --         $  --          $    --
State..................................................                 --            --               --
                                                                 ----------     ---------       ----------
Total current income taxes (benefits)..................                 --            --               --
Deferred income taxes (benefits).......................                 --            --               --
                                                                 ----------     ---------       ----------
Total..................................................              $  --         $  --          $    --
                                                                 ----------     ---------       ----------


The following is a reconciliation of income tax expense (benefit) to that computed by applying the federal statutory rate of 34% to income (loss) before income taxes for the years ended December 31, 1999, 1998 and 1997 (in thousands):

                    EMPIRE OF CAROLINA, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


7.  INCOME TAXES - CONTINUED

                                                                1999              1998             1997
                                                            -----------       -----------       ----------
Federal tax (benefit) at the statutory rate..........         $ (2,502)          $(2,405)        $ (7,180)
Equity earnings (loss) of foreign subsidiary.........               82                82              110
Amortization of goodwill.............................              195               195              209
Change in valuation allowance........................            3,644             2,738            7,336
State income taxes, net of federal tax benefit.......                                 --               --
Other................................................           (1,419)             (610)            (475)
                                                            -----------       -----------       ----------
Total................................................         $     --           $    --         $     --
                                                            -----------       -----------       ----------

The Company files a consolidated federal income tax return with its subsidiaries for any period that it possesses the required ownership.

Management has determined, based on the Company's recent history of earnings and alternative tax strategies that the Company's future earnings may not be sufficient to realize its net deferred tax assets. Accordingly, the Company increased its valuation allowance to approximately $27,487,000 and $23,844,000 at December 31, 1999 and 1998, respectively.

The Company is subject to various federal and state income tax examinations. The Company believes it has adequate reserves for the potential impact of such examinations; however, such estimates are subject to change.

The Company's federal net operating loss carryforwards at December 31, 1999 of approximately $50 million expire in 2013. State economic loss carryforwards at December 31, 1999 expire at various years through 2013.

8. STOCKHOLDERS' EQUITY

CAPITAL STOCK -- The Company has 65,000,000 shares of capital stock authorized, comprised of (i) 60,000,000 shares of common stock, $.10 par value and (ii) 5,000,000 shares of preferred stock, $.01 par value.

In June and October 1997, pursuant to the Securities Purchase Agreement, the Company issued to HPA Associates, LLC ("HPA") and EMP Associates LLC ("EMP"), and other accredited investors, 2,100,000 shares of the Company's Series A preferred stock, $.01 par value per share, $10 face value per share (the "Series A preferred stock") and 10,000,000 warrants to purchase shares of the Company's common stock, $.10 par value per share. The Series A preferred stock bears no dividend, is convertible into common stock at a conversion price of $1.25 per share (subject to anti-dilution adjustment in certain circumstances), has the right to designate two members of the Board of Directors and is entitled to vote on all other matters presented to stockholders on an as if converted basis. Each warrant has a six-year term and entitles the holder thereof to purchase one share of common stock at an exercise price of $1.375 per share (subject to anti-dilution adjustment in certain circumstances) and is callable by the Company in certain circumstances. The total gross proceeds from the sale of Series A preferred stock and warrants was $21 million.

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

In May 1997, the staff of the Securities and Exchange Commission ("SEC") issued an announcement regarding accounting for the issuance of convertible preferred stock and debt securities. The announcement dealt with, among other things, the belief by the SEC staff that the issuance of convertible preferred stock that contains a beneficial conversion feature should be recognized and measured by allocating a portion of the proceeds equal to the intrinsic value of that feature to additional paid- in capital, and that any discount resulting from such allocation is analogous to a dividend and should be recognized as a return to the preferred shareholders. The SEC position is discussed in Emerging Issues Task Force Topic D-60, "Accounting for the Issuance of Convertible Preferred Stock and Debt Securities with a Non-detachable Conversion Feature."

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

In May 1998 and September 1999, the Company issued 5,000,000 and 1,153,846 shares, respectively, of common stock for the acquisition of the Apple Companies (Note 3).

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

DIVIDENDS -- The Company has not paid any cash dividends in 1999, 1998 or 1997.

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

STOCK OPTIONS -- The Company currently has three stock option plans: the Amended and Restated 1994 Stock Option Plan (the "1994 Plan"); the 1998 Stock Option Plan (the "1998 Plan") (collectively, the "Employee Plans") and the Non-Employee Directors Stock Option Plan (the "Directors Plan"). Options to acquire shares of the Company's common stock under the Employee Plans are granted to key employees or consultants at prices equal to the market price at the close of the market on the date of the grant. Vesting of options under the Employee Plans is determined by the Compensation Committee at the time of the grant, and has generally been set at two to four years. The 1998 Plan was authorized by the shareholders at the 1998 Annual Meeting. The Directors Plan grants options to each outside director at the conclusion of every Annual Meeting of Stockholders. Eligible directors shall receive up to 5,000 options in the first year after their election, and 2,500 options each year thereafter. The Company is authorized to grant options to acquire up to 2,000,000 shares under the 1994 plan, up to 2,000,000 shares under the 1998 Plan, and up to 75,000 shares under the Directors Plan. As of December 31, 1999 the company has 778,750 options remaining as authorized under the 1994 plan, 1,800,000 options remaining as authorized under the 1998 plan, and 35,000 options remaining as authorized under the Directors Plan.

In May 1997, the Compensation Committee approved (i) the retirement of significantly all options outstanding at exercise prices ranging between $4.50 and $9.25 and (ii) their subsequent reissuance at $2.00, to better enhance incentives to management in light of reduced market prices of the Company's common stock.

A summary of the status of the plans as of December 31, 1999, 1998 and 1997 and changes during the years ending on those dates is as follows:

                                                                       Weighted Average
                                                     Shares             Exercise Price
                                                -----------------    --------------------
Balance, January 1, 1997                               1,685,000                 5.99
Expired or canceled                                   (1,947,208)                5.41
Granted or reissued                                    2,130,750                 2.14
                                                -----------------
Balance, December 31, 1997                             1,868,542                 2.05
Expired or canceled                                     (522,542)                2.03
Granted                                                  767,500                 1.32
                                                -----------------
Balance, December 31, 1998                             2,113,500                 1.79
Expired or canceled                                     (814,750)                1.79
Granted                                                  162,500                 0.95
                                                -----------------
Balance, December 31, 1999                             1,461,250                 1.69
                                                =================


The following table summarizes information about stock options outstanding at December 31, 1999:

                                                                                    Currently
                                                                                    Exercisable
                                                                                -------------------
    Range of            Number of       Average Remaining        Average                        Weighted
    Exercise              Shares         Contractual Life       Exercise       Number of        Average
     Price             Outstanding           (Years)              Price          Shares      Exercise Price
------------------    --------------    -------------------    ------------    -----------   ---------------
  $0.50 - $4.94         1,461,250              3.18               $1.69         882,935          $1.82


The Company applies APB No. 25 and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its plans. Had compensation cost for the plans been determined

                    EMPIRE OF CAROLINA, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

8. STOCKHOLDERS' EQUITY - CONTINUED

based on the fair value at the grant dates for awards under the plans consistent with the method of SFAS No. 123, the Company's net loss and loss per share for the years ended December 31, 1999, 1998 and 1997 would have been increased to the pro forma amounts indicated below (in thousands, except per share amounts):

                                                             1999            1998            1997
                                                        ------------     -----------      ----------
Net Loss:
  As reported .....................................        $(7,361)       $ (7,074)        $(21,130)
  Pro forma........................................         (7,429)         (7,538)         (22,530)

Loss per share - basic and diluted:

  As reported......................................           (.42)           (.59)           (6.04)
  Pro forma........................................           (.42)           (.62)           (6.22)


The fair value of options granted under the Company's plans during 1999, 1998 and 1997 was estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions used:

                                                                 1999             1998             1997
                                                            ------------       ----------       ----------
Dividend yield.....................................               0.00%            0.00%            0.00%
Expected volatility................................             108.06%          114.98%          112.10%
Risk free interest rate............................               6.46%            5.05%            5.50%
Expected lives(years)..............................                 3.0              3.0              3.0

9. EMPLOYEE BENEFIT PLANS

Prior to January 1, 1999, Empire Industries had a 401(k) plan in which all employees with greater than one year of service could participate. This plan allowed for voluntary contributions by employees as well as an employer matching contribution. The employer's contribution was determined each year by the Board of Directors. Participants are 100% vested in their tax-deferred, rollover, and after-tax accounts. Employer contributions are subject to a vesting schedule by which employees were 100% vested after five years of employment. Company contributions to the 401(k) plan were $17,000, $8,000 and $3,000 in 1999, 1998 and 1997, respectively.

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

Effective January 1, 1999, the Company combined the Apple Companies 401(k) plan into the Empire Industries 401(k) plan, and amended the plan terms. The new plan allows employees with greater than 90 days of service to participate, and provides for a 25% matching contribution. Participants are 100% vested after one year of service.

                    EMPIRE OF CAROLINA, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

9. EMPLOYEE BENEFIT PLANS - CONTINUED

The Company has assumed the liability for postretirement health care and life insurance benefits to former employees of a CLR subsidiary. The benefits will be funded as they are paid. The present value of the projected benefits due these former employees has been accrued, using a discount rate of 8.5% for 1999 and 1998, in the consolidated financial statements in accordance with SFAS No. 106, "Employers' Accounting For Postretirement Benefits Other Than Pensions." The Company has accrued $715,000 and $715,000 as of December 31, 1999 and 1998, respectively, for these benefits. The net postretirement benefit cost for each of the three years ended December 31, 1999 is not material to the consolidated financial statements.

10. COMMITMENTS AND CONTINGENCIES

ROYALTY AGREEMENTS - The Company is obligated to pay certain minimum royalties under various trademark license agreements which aggregate approximately $5.125 million through their initial minimum terms expiring through June 30, 2002.

LETTERS OF CREDIT -- At December 31, 1999, the Company had outstanding commitments under letters of credit totaling $1,064,000.

LEASES -- The Company is committed under various noncancelable operating leases. Future minimum lease obligations under these operating leases by year are as follows: 2000 - $1,092,000, 2001 - $831,000, 2002 - $619,000, 2003 - $436,000,
2004 - $302,000, thereafter $452,000.

The net rental expense for operating leases was approximately $1,488,000 in 1999, $1,542,000 in 1998 and $1,586,000 in 1997.

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

former employee of Empire Industries who executed the leases. Associates Leasing is the assignee of the leases. In January 1999, Associates Leasing filed a counterclaim against the Company and Empire Industries alleging breach of contract and demanding judgment in excess of $800,000. During the third quarter of 1999, the Company entered into a settlement agreement pursuant to which the Company paid $500,000 to Associates Leasing during the fourth quarter of 1999. The parties have stipulated to the dismissal of the action and an Order of Dismissal with Prejudice has been submitted to the Court for entry.

In December 1999, Quality Temporary Services, Inc. filed suit in the United States District Court, Eastern District of Michigan, against the Company alleging failure by the Company to pay amounts outstanding for temporary staffing costs provided by Quality Temporary Services. The complaint alleged that the Company owed Quality Temporary Services the sum of $489,499 plus interest. In January 2000, the Company entered into a settlement agreement pursuant to which the Company agreed to pay the entire outstanding amount due together with interest, accruing from March 1, 2000 on the unpaid principal balance at the rate of 7% per annum. Payments commenced January 31, 2000, and will be made in approximately equal installments each week through January 2001. An Order of Dismissal without Prejudice was entered by the Court in January 2000.

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

CONTINGENCIES -- The Company has been identified as a potentially responsible party, along with numerous other parties, at various U.S. Environmental Protection Agency ("EPA") designated superfund sites. During 1997, the Company entered into consent decrees in regard to various of these matters and made payments totaling $335,000. It is the Company's policy to accrue remediation costs when it is probable that such costs will be incurred and when they can be reasonably estimated. As of December 31, 1999 and 1998, the Company had reserves for environmental liabilities of $98,000 as of both dates. The amount accrued for environmental liabilities was determined without consideration of possible recoveries from third parties. Estimates of costs for future remediation are necessarily imprecise due to, among other things, the allocation of costs among potentially responsible parties. Although it is possible that additional environmental liability related to these matters could result in amounts that could be material to the Company's consolidated financial statements, a reasonably possible range of such amounts cannot presently be estimated. Based upon the facts presently known, the large number of other potentially responsible parties and potential defenses that exist, the Company believes that its share of the costs of cleanup for its current remediation sites will not, in the aggregate, have a material adverse impact on its consolidated financial statements.

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

Restructuring costs and other charges for the year ended December 31, 1997 are summarized as follows (in thousands):

Restructuring Charges:                                                  1997
                                                                     -----------
  Employee severance costs..................................         $      --
  Relocation of operations..................................                --

  Lease termination costs for duplicate facilities..........                --

Impairment of long-lived assets related to discontinued product          3,531

Loss on disposition of product lines........................               208

Other:
  Provision for chargebacks by customers for late or
  Miscellaneous.............................................                --
                                                                     -----------
Total ($3,739,000 incurred in the fourth quarter of 1997)...         $   3,739
                                                                     ===========


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

Consequently, the Company has aggregated all operating results as one segment. Geographic information and net sales by product category are as follows (in thousands):

                    EMPIRE OF CAROLINA, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

12. SEGMENT INFORMATION - CONTINUED


                                                                 As of and for the years ended December 31,
                                                                ----------------------------------------------
                                                                   1999            1998              1997
                                                                -----------     -----------        ----------
Net sales to foreign customers........................              $ 6,463        $  5,128          $ 6,836
Long-lived assets located in the Far East.............                  398           3,861            5,595
Net sales:
   Toys...............................................             $ 33,649        $ 55,007          $82,840
   Holiday products...................................                9,840          19,076           19,076
   Golf accessories (*since acquisition only).........               20,801          12,884                *
                                                                -----------     -----------        ----------
      Total...........................................             $ 64,290        $ 80,497         $101,916
                                                                ===========     ===========        ==========

The Company has a Hong Kong based subsidiary which oversees the sourcing of products from manufacturers in the Far East. Sales of products sourced through the Company's Hong Kong based subsidiary in each of the last three years ended December 31 were: 1999 -- $19,213,000; 1998 -- $31,273,000 and 1997 --
$36,075,000, respectively.

Intercompany sales between the Company's foreign and domestic operations for the years ended December 31, 1999, 1998 and 1997 were $6,342,000, $4,414,000 and
$6,654,000, respectively.

Sales to significant customers, individually, were 30%, 13% and 13% of sales, respectively, in 1999; 22%, 17%, 13% and 9% of sales, respectively, in 1998 and 26%, 21%, and 13% of sales, respectively, in 1997. No other customer accounted for more than 10% of the Company's sales in those years.

13.  RELATED PARTIES

In connection with the Series A preferred stock transactions described in Note 8, the following members of the Company's Board of Directors made investments in the Company during 1997, which balances may subsequently have changed through December 31, 1999:

                                                         SHARES OF              WARRANTS TO
                                                         SERIES A                 ACQUIRE
                                                         PREFERRED                COMMON
                                                          STOCK                    STOCK
                                                   --------------------     ------------------
       Charles S. Holmes.................                 125,000                2,753,752
       James  J. Pinto...................                 100,000                2,678,752
       Lenore H. Schupak.................                  22,500                   22,500
       John Doran........................                  10,000                   10,000

Timothy Moran, the Company's Chairman of the Board, President and Chief Executive Officer, who was a significant shareholder of the Apple Companies, and Mark Rose, the majority shareholder of the Apple Companies, participated in the Series A preferred stock transactions, acquiring 50,000 shares of Series A preferred stock and warrants to acquire 50,000 shares of common stock, each. Mark Rose is the father-in-law of Timothy Moran.

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

Steven Geller, former Chief Executive Officer and director of the Company, has the right to vote 734,039 shares of common stock of the Company owned by Barry Halperin. Mr. Geller's right to vote such shares terminates upon Mr. Halperin's disposal thereof. Mr. Geller has certain rights of first refusal relative to Mr. Halperin's disposal of their remaining shares. Mr. Geller had a one year consulting agreement with the Company which expired May 1999.

                    EMPIRE OF CAROLINA, INC. AND SUBSIDIARIES
                          SUPPLEMENTARY FINANCIAL DATA
                             SELECTED QUARTERLY DATA
                                    UNAUDITED
                      (in thousands, except per share data)


                                                                              1999

                                                    ---------------------------------------------------------
                                                       First          Second         Third          Fourth
                                                      -----------   -----------   ------------   ------------
Net sales.................................               $15,851       $14,453        $19,778        $14,208
Gross profit (loss).......................                 4,028         3,664          3,634          2,507
Net income (loss).........................                (1,823)       (1,443)          (735)        (3,360)
Net Income (loss) per common share:.......
Basic and diluted earnings per share......                $(0.11)       $(0.08)        $(0.04)        $(0.19)


                                                                              1998
                                                    ---------------------------------------------------------
                                                       First         Second          Third          Fourth
                                                      -----------   -----------   ------------   ------------
Net sales.................................              $11,896       $20,306         $29,093        $19,202
Gross profit..............................                2,505         5,474           7,003          3,395
Net income (loss).........................               (2,975)       (1,504)           (141)        (2,454)
Net Income (loss) per common share:.......
Basic and diluted earnings per share......               $(0.38)       $(0.15)         $(0.01)        $(0.16)

                          INDEPENDENT AUDITORS' REPORT

TO THE BOARD OF DIRECTORS OF
EMPIRE OF CAROLINA, INC.

We have audited the consolidated financial statements of Empire of Carolina, Inc. and its subsidiaries as of December 31, 1999 and 1998, and for each of the three years in the period ended December 31, 1999, and have issued our report thereon dated March 24, 2000, which report includes an explanatory paragraph as to an uncertainty regarding the Company's ability to continue as a going concern; such report is included elsewhere in this Form 10-K. Our audits also included the consolidated financial statement schedule of Empire of Carolina, Inc. and its subsidiaries, listed in Item 14. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP
Raleigh, North Carolina
March 24, 2000

           SCHEDULE 1 - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                       EMPIRE OF CAROLINA, INC., (PARENT)
                            STATEMENTS OF OPERATIONS
                  Years Ended December 31, 1999, 1998 and 1997
                                 (In thousands)


                                                                   1999             1998              1997
                                                                ------------     -----------        -----------
ADMINISTRATIVE INCOME ................................             $    176       $      66          $     129

OTHER INCOME(EXPENSE):
  Interest income, dividends and net realized
  Interest expense....................................                   --              --               (930)
  Equity in earnings of subsidiaries..................               (7,592)         (7,205)           (20,395)
  Management fee income...............................                   50              60                 60
                                                                ------------     -----------
     Total other income(expense)......................               (7,361)         (7,140)           (21,259)
                                                                ------------     -----------        ------------

LOSS BEFORE INCOME TAXES .............................               (7,361)         (7,074)           (21,130)
INCOME TAX BENEFIT....................................                   --              --                 --
                                                                ------------     -----------        ------------

NET LOSS..............................................             $ (7,361)       $ (7,074)          $(21,130)
                                                                ============     ===========        ============

           SCHEDULE 1 - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                       EMPIRE OF CAROLINA, INC., (PARENT)
                                 BALANCE SHEETS
                           December 31, 1999 and 1998
                      (In thousands, except share amounts)




                                                                             1999               1998
                                                                         -------------      --------------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.....................................             $    207           $     207
  Prepaid expenses and other current assets.....................                   --                   1
                                                                         -------------      --------------
          Total current assets..................................                  207                 208

INVESTMENT IN AND NOTE RECEIVABLE FROM SUBSIDIARIES.............                8,552              17,834
                                                                         -------------      --------------
                                                                             $  8,759           $  18,042
                                                                         -------------      --------------

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable and accrued expenses.........................             $     --           $   1,344
  Indemification obligations related to sales of subsidiaries...                   --                 379
                                                                         -------------      --------------
          Total current liabilities.............................                   --               1,723
                                                                         -------------      --------------
OTHER NONCURRENT LIABILITIES....................................                   --                 562
                                                                         -------------      --------------
          Total liabilities.....................................                   --               2,285
                                                                         -------------      --------------

STOCKHOLDERS' EQUITY:
  Common stock, $.10 par value, 60,000,000 shares authorized.
   Shares issued and outstanding: 1999-19,667,000 and 1998-
   16,117,000...................................................                1,967               1,612

  Preferred stock, $.01 par value, 5,000,000 shares authorized.
    Shares issued and outstanding:  Series A convertible preferred stock:  1999 - 1,487,000 and 1998 - 1,751,000;  Series C
    convertible preferred stock:  1999 - 1,451 and 1998 - 1,451..                  15                  18
  Additional paid-in capital.....................................             115,824             115,813
  Deficit........................................................            (109,047)           (101,686)
                                                                         -------------      --------------
          Total stockholders' equity............................                8,759              15,757
                                                                         -------------      --------------
                                                                             $  8,759          $   18,042
                                                                         =============      ==============


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

           SCHEDULE 1 - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                       EMPIRE OF CAROLINA, INC., (PARENT)
                            STATEMENTS OF CASH FLOWS
                  Years Ended December 31, 1999, 1998 and 1997
                                 (In thousands)


                                                                        1999           1998             1997
                                                                     -----------    -----------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss................................................                $(7,361)      $ (7,074)       $ (21,130)
Adjustments to reconcile net loss to net cash provided by
  Non-cash adjustments..................................                     --            (60)          21,226
  Changes in assets and liabilities.....................                 (2,285)           255              738
                                                                     -----------    -----------     ------------

     Net cash provided by(used in) operating activities.                 (9,646)        (6,879)              834
                                                                     -----------    -----------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Note receivable from subsidiary.......................                      --          (107)         (19,609)
  Management fees received from subsidiaries............                      --            60               60
                                                                     -----------    -----------     ------------

     Net cash used in investing activities..............                      --           (47)         (19,549)
                                                                     -----------    -----------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Investment in subsidiary..............................                   9,283          7,181               --
  Net proceeds from(expenses of) issuance of
   preferred stock......................................                     363           (86)           18,656
  Proceeds from stock options and warrants exercised....                      --              7               --
                                                                     -----------    -----------     ------------

     Net cash provided by financing activities..........                   9,646          7,102           18,656
                                                                     -----------    -----------     ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ...                      --            176             (59)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                 207             31               90
                                                                     -----------    ------------    -------------

CASH AND CASH EQUIVALENTS, END OF YEAR..................                  $  207        $   207           $   31
                                                                     ===========    ============    =============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Cash paid during the period for:
        Income Taxes, (net of refunds)..................                      --          (131)             (94)


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

During March 1999, the Company issued 270,000 shares of common stock in lieu of directors and consulting fees resulting in an increase in common stock of $27,000, additional paid-in capital of $125,000 and a decrease in other liabilities of $152,000.

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

Pursuant to Emerging Issues Task Force Topic No. D-60, the Company during 1997 recorded a dividend on its newly-issued Series A preferred stock to reflect the effect of a beneficial conversion feature of such stock and the concurrent issuance of 10 million warrants. The recording of this dividend resulted in a transfer from deficit to additional paid-in capital of $24,645,000.