Form 10-K405/A
period 1999-12-31
EMPIRE OF CAROLINA INC
filed 2000-05-01
CIK 312840

================================================================================
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-K/A

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

  Title of each class:                Name of each exchange on which registered:
  Common Stock, par value $.10        American Stock Exchange
  per share (including the
  associated preferred Stock
  Purchase Rights)

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

Documents Incorporated By Reference: None. Part III information contained herein.

                            EMPIRE OF CAROLINA, INC.

                                    FORM 10-K
                                      INDEX

  PART III.................................................................................................

     ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.....................................
     ITEM 11.       EXECUTIVE COMPENSATION.................................................................
     ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.........................
     ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.........................................

  PART IV.......    .......................................................................................

     ITEM 14.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K........................

  SIGNATURES...............................................................................................


                                     PART I

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Name                                         Age    Position
----                                         ---    -----------------------------------------------
Timothy Moran...........................      36    Chairman of the Board, President and Chief
                                                    Executive Officer

Charles S. Holmes.......................      55    Director

Lenore H. Schupak.......................      45    Director

James J. Pinto..........................      48    Direcor

John J. Doran...........................      50    Director

Frederick W. Rosenbauer, Jr.............      65    Director

Mark S. Rose............................      57    Director

Thomas Wenzler..........................      33    Vice President and General Manager

Thomas MacDougall.......................      36    Chief Financial Officer, Secretary and Treasurer

         Timothy Moran has served as a director, President and Chief Executive Officer of the Company since May 1998. He was President and Chief Operating Officer from February 1998 to May 1998. Since February 1993, Mr. Moran was President of Apple Sports, Inc. and Apple Golf Shoes, Inc.

         Charles S. Holmes has served as a director of the Company since May 1997 and as Chairman of the Board of Directors since June 1997. Since 1991, Mr. Holmes has served as principal of and is the sole stockholder of Asset Management Associates of New York, Inc. , a New York-based firm specializing in acquisitions of manufacturing businesses. Mr. Holmes is also an officer of HPA Associates, LLC.

         Lenore H. Schupak has served as a director of the Company since May 1997. Since 1990, Ms. Schupak has been President and principal owner of LHS Environmental Management, Inc., a New Jersey based company which provides environmental management consulting services in North America and Europe. From 1979 to 1989, she was an executive with American Standard, Inc., most recently serving as Corporate Director, Environmental Technology.

         James J. Pinto has served as a director of the Company since September 1997. Since 1990, Mr. Pinto has been the President of the Private Finance Group Corp. a merchant banking company, and has been an officer of HPA since October 1996. Mr. Pinto is a director of the following publicly traded companies:
Anderson Group, Inc. (an electronics manufacturer), Bristol Hotels and Resorts and National Capital Management Corp.

         John J. Doran has served as a director of the Company since November 1997. Since September 1985, Mr. Doran has been the President of Citizens Medical Corporation, a pharmacy benefit management company.

         Frederick W. Rosenbauer, Jr. has served as a director of the Company since February 1998. In December 1998, Mr. Rosenbauer retired from the United States Trust Company of New York, where he served as a Vice President since 1988.

         Mark S. Rose has served as a director of the Company since June 1999. Mr. Rose has twelve years experience in the sporting goods industry. He served as chairman of the board and chief executive officer of Apple Sports, Inc. from 1986 until May 1998 when Apple Sports Inc. was purchased by the Company. Since 1991, he has been chairman of the board and chief executive officer of Clare Rose of Nassau, Inc., an Anheuser Busch wholesale beverage distributor for Long Island, New York.

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



ITEM 11. EXECUTIVE COMPENSATION.

         The following summary compensation table (the "Compensation Table") summarizes compensation information with respect to the Chief Executive Officer of the Company and each of the Company's most highly compensated executive officers who earned on an annualized basis more than $100,000 for services rendered during the year ended December 31, 1999 (collectively, the "Named Executive Officers").

                           Summary Compensation Table

                                                                                        Securities      All Other
                                  Fiscal                             Other Annual       Underlying     Compensation
Name and Principal Positins(s)     Year     Salary($)  Bonus($)      Compensation       Options(#)         ($)
------------------------------    ------   ----------  --------      ------------       ----------     -------------
Charles S. Holmes                  1999          0           0                0                 0             0
  (Chairman of the Board)          1998     80,328           0                0           112,500             0
  through 06/08/1999               1997     65,000           0                0                 0             0

Timothy Moran                      1999    200,000     200,000                0                 0             0
  (Chief Executive Officer and     1998    123,007     100,000                0           200,000             0
    President)(Chairman of the     1997          0           0                0           250,000             0
    Board- 06/08/1999 to present

Thomas Wenzler                     1999    127,892      12,423                0            50,000             0
  Vice President                   1998         --          --                0                --             0
                                   1997         --          --                0                --             0

Thomas MacDougall                  1999     73,462       1.404                0            10,000             0
  (Chief Financial Officer and     1998         --          --                0                --             0
  Secretary since 8/99)            1997         --          --                0                --             0

------------------------------

        The following table sets forth certain information with respect to stock options granted to each of the Named Executive Officers during 1999:


                        Option Grants in Last Fiscal Year


                               Individual Grants
                   -------------------------------------------

                                          Percent of
                                            Total
                         Shares            Options
                       Underlying         Granted to          Exercise or                        Grant Date
                         Options           Employees          Base Price        Expiration         Present
                         Granted           in 1999(%)         ($/Share)            Date          Value ($)(1)
                      ------------        -----------        -------------     -------------    --------------
Timothy Moran                   0               0.0          $        --              --          $     --

Thomas Wenzler             50,000              30.8          $       1.00         2/26/04         $     --

Thomas MacDougall          10,000               6.2          $       1.00         2/26/04         $     --


--------------------

(1) The amounts shown as present values were estimated using the Black-Scholes option-pricing model using the weighted-average assumptions of dividend yield of 0.0%, expected volatility of 114.98%, risk free interest rate of 5.05% and expected life of 3 years.

     The following table sets forth certain information with respect to stock options granted to each of the Named Executive Officers that were outstanding at December 31, 1999:

                           Aggregated Option Exercises
                 in Last Fiscal Year and Year-End Option Values

                          Shares                                                               Value of Unexercised In-the-
                          Acquire                       Number of Unexercised Options                 Money Options (1)
                           Upon             Value       -------------------------------       -------------------------------
Name                   Exercise (#)        Realized     Exercisable      Unexercisable        Exercisable       Unexercisable
----------------       ------------        --------     -----------      -------------        -----------       -------------
Timothy Moran                   0                 0        233,334            216,666                  0                    0

Thomas Wenzler                  0                 0              0             50,000                  0                    0

Thomas MacDougall               0                 0              0             10,000                  0                    0


--------------------
(1) Based on the $.0.219 per share closing price of the Company's common stock on the American Stock Exchange on December 31, 1999.

Employment Contracts and Termination of Employment Arrangements

     On July 15, 1994, Steven Geller entered into an employment agreement pursuant to which he became Chairman and Chief Executive Officer of EII, the Company's principal subsidiary. Subsequently, the obligations of EII under such agreement were assigned to the Company, and Mr. Geller became Chairman of the Board and Chief Executive Officer of the Company. The agreement provided for a base salary of $300,000 per annum, which was increased by the Compensation Committee to $325,000 per annum effective January 1, 1995. The initial term of the agreement expired on July 15, 1998, provided that such term was automatically extended for successive one-year periods on July 15 of each year (the "Extension Date") commencing July 15, 1996, unless either the Company or Mr. Geller gives 60 days' prior written notice to the other party that it or he elects not to extend the term of the agreement.

     In May 1998, Mr. Geller agreed to terminate his employment contract in consideration of the Compensation Committee's agreement to enter into a consulting agreement with him. The agreement provided for a minimum one-year term, a base salary of $100,000 per year and payment of certain expenses. In addition, the Committee agreed to extend the period during which Mr. Geller's stock options vest or may be exercised until June 1, 2003. The Company did not renew Mr. Geller's consulting agreement beyond May 31, 1999.

Compliance with Section 16 of the Securities Exchange Act of 1934

         Pursuant to Section 16 of the Exchange Act, the Company's directors and executive officers and beneficial owners of more than 10% of the common stock are required to file certain reports, within specified time periods, indicating their holdings of and transactions in the common stock. Based solely on a review of such reports provided to the Company and written representations from such persons regarding the necessity to file such reports, the Company has determined that the Company's directors and executive officers and beneficial owners of more than 10% of the common stock timely filed all required Section 16 reports during 1999.

Compensation Committee Interlocks and Insider Participation

During 1999, the Compensation Committee of the Company's Board of Directors was composed of independent, outside directors, Mr. James Pinto and Ms. Lenore Schupak. As noted above, the Company's compensation program for its executives is administered by the Board of Directors with the advice and counsel of the Compensation Committee. As a result, Mr. Moran provides input to the deliberations by the Committee and the Board concerning executive compensation. Mr. Moran did not vote as a member of the Board in the Board action which affected his compensation.

Neither of the compensation committee members is or has been an officer or employee of the Company or any of its subsidiaries. In addition, neither Mr. Pinto nor Ms. Schupak has, or has had, any relationship with the Company which is required to be disclosed under "Certain Relationships and Related Transactions." No Company executive officer currently serves on the compensation committee or any similar committee of another public company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.








ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

              The Company's policy is that all transactions between the Company and its executive officers, directors and principal shareholders occurring outside the ordinary course of the Company's business be on terms no less favorable than could be obtained from unaffiliated third parties or are subject to the approval of the Company's disinterested directors.

In connection with the Series A preferred stock transactions described in Note 8 to the Financial Statements, the following members of the Company's Board of Directors made investments in the Company during 1997, which balances may subsequently have changed through December 31, 1999:

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

Timothy Moran, the Company's President and Chief Operating Officer, who was a significant shareholder of the Apple Companies, and Mark S. Rose, the majority shareholder of the Apple Companies, participated in the Series A preferred stock transactions, acquiring 50,000 shares of Series A preferred stock and warrants to acquire 50,000 shares of common stock, each. Mark S. Rose is the father-in-law of Timothy Moran.

Weiss, Peck & Greer, L.L.C. ("WPG"), on behalf of investment funds for which they were managers, in June 1997 exchanged $14,900,000 of debentures for 1,490 newly-issued Series C preferred stock of the Company. See Note 8 to the Financial Statements. WPG released, among other things, their claims to accrued and unpaid interest, fees and expenses. Two principals of WPG were members of the Company's Board of Directors from 1994 through November 1997.

Steven Geller, former Chief Executive Officer and director of the Company, has the right to vote 734,039 shares of common stock of the Company owned by Barry Halperin. Mr. Geller's right to vote such shares terminates upon Mr. Halperin's disposal thereof. Mr. Geller has certain rights of first refusal relative to Mr. Halperin's disposal of the remaining shares. Mr. Geller had a one year consulting agreement with the Company which expired in May 1999.

Mark S. Rose, a director of the Company and father-in-law of Timothy Moran, is an 80% owner of Vets Park Associates, which is the landlord of office and warehouse space in Ronkonkoma, New York, rented to Apple Sports, Inc. and Dorson Sports, Inc. Apple Sports and Dorson Sports are subsidiaries of the Company. During fiscal 1999, the Company paid rent to Vets Park Associates in the amount of $313,997.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Empire of Carolina, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 1, 2000                      EMPIRE OF CAROLINA, INC.
                                       (Registrant)


                                       By:  /s/ Timothy Moran
                                            ---------------------------------
                                           Timothy Moran, Chairman of the Board,
                                           President and Chief Executive Officer


    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

       SIGNATURE                                TITLE                               DATE
       ---------                                -----                               -----
/s/Timothy Moran                              Chairman of the Board,            May 1, 2000
------------------------------------------    President and  Chief Executive
Timothy Moran                                 Officer
                                              (Principal Executive Officer)

/s/ Thomas MacDougall                         Chief Financial Officer,          May 1, 2000
------------------------------------------    Secretary and Treasurer
Thomas MacDougall                             (Principal Accounting and
                                              Financial Officer)

/s/ John J. Doran                             Director                          May 1, 2000
------------------------------------------
John J. Doran

/s/ Charles S. Holmes                         Director                          May 1, 2000
------------------------------------------
Charles S. Holmes

/s/ James J. Pinto                            Director                          May 1, 2000
------------------------------------------
James J. Pinto

/s/ Frederick W. Rosenbauer, Jr.              Director                          May 1, 2000
------------------------------------------
Frederick W. Rosenbauer, Jr.

/s/ Lenore Schupak                            Director                          May 1, 2000
------------------------------------------
Lenore Schupak

/s/ Mark S. Rose                              Director                          May 1, 2000
------------------------------------------
Mark S. Rose