Form 10-K405/A
period 1999-12-31
EMPIRE OF CAROLINA INC
filed 2000-05-02
CIK 312840

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.


         The table below shows, as of April 28, 2000, the number of shares of common stock and Series A preferred stock beneficially owned by:

     o each person who we know beneficially owns more than 5% of the common stock,

     o    each director,

     o    each executive officer included in the Summary Compensation Table, and

     o    all executive officers and directors as a group.

                                                                                                              Percentage
                                                     Common              Series A          Series C          Ownership on
 Name And Address of Beneficial                       Stock             Preferred         Preferred           an As Voted
            Owner(1)                               Ownership(2)         Stock (3)          Stock (4)           Basis(5)
------------------------------------------    ------------------    ---------------    -----------------   ---------------
Timothy Moran                                      1,914,103(6)             50,000                    0          6.0%

Charles S. Holmes                                  4,517,742(7)            145,000                    0         12.8%

James J. Pinto                                     3,922,919(8)            110,000                    0         11.2%

Mark S. Rose                                       2,966,538(9)             50,000                    0          9.4%

John J. Doran                                      1,389,167(10)            10,000                    0          4.4%

Frederick W. Rosenbauer, Jr                           81,667(11)                 0                    0            *

Lenore H. Schupak                                    262,501(12)            22,500                    0            *

Thomas Wenzler                                        16,667(13)                 0                    0            *

Thomas MacDougall                                      3,334(14)                 0                    0            *

All Current or Proposed Directors                 15,074,638               387,500                    0         37.3%
and Executive Officers as a                             62.5%                 29.3%                 0.0%
Group (9 persons above)

          Other 5% Stockholders

WPG Corporate Development                          6,421,325(15)                 0                1,148         17.4%
Associates, IV, L.P.                                    24.0%                  0.0%                76.5%
  One New York Plaza
  New York, New York 10004


                                                                                                              Percentage
                                                     Common              Series A          Series C          Ownership on
 Name And Address of Beneficial                       Stock             Preferred         Preferred           an As Voted
            Owner(1)                               Ownership(2)         Stock (3)          Stock (4)           Basis(5)
------------------------------------------    ------------------    ---------------    -----------------   ---------------
WPB Corporate Developments                         1,513,006(16)                 0                  277          4.6%
Associates, IV (Overseas, Ltd.                           6.8%                  0.0%                18.5%
  One New York Plaza
  New York, New York 10004

J. F. Shea Co., Inc. as Nominee                    1,600,000(17)           200,000                    0          4.9%
  Edmund H. Shea, Jr., VP                                7.1%                 15.1%                 0.0%
  655 Brea Canyon Road
  Walnut Creek, CA 91789

* Less than 1%.

(1) Unless otherwise indicated, the business address of the persons and entities named in the above table is care of Empire of Carolina, Inc., 5150 Linton Boulevard, Delray Beach, Florida 33484. Unless otherwise indicated, each person has sole investment and voting power with respect to the shares listed in the table, subject to community property laws, where applicable.

(2) For purposes of this column, a person or group of persons is deemed to have "beneficial ownership" of any shares of common stock which such person has the right to acquire within 60 days. For purposes of computing the percentage of outstanding shares of common stock held by each person or group of persons, any security which such person or group of persons has the right to acquire within 60 days is deemed to be outstanding for the purpose of computing the percentage ownership for such person or persons, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.

(3) Percentages are based solely upon the number of shares of Series A preferred stock held as of April 28, 2000. As of April 28, 2000, 1,322,487 shares of Series A preferred stock were outstanding. Each share of Series A preferred stock has a stated value of $10 (the "Stated Value"). Each share of Series A preferred stock is convertible at any time at the option of the holder into common stock at a rate of one share of common stock for each $1.25 of Stated Value of Series A preferred stock. Each share of Series A preferred stock votes on all matters to be voted on by the Common Holders on an as if converted basis.

(4) There are a total of 1,500 shares of Series C preferred stock authorized, and, as of April 28, 2000, 1450.9607 of such shares were outstanding. Holdings of Series C preferred stock have been rounded to the nearest whole number in the chart. Each share of Series C preferred stock has a Stated Value per share of $10,000 and is convertible at any time, at the option of the holder thereof, into one share of common stock for every $2.00 of Stated Value of Series C preferred stock. Except as otherwise expressly provided by law or the Company's Certificate of Designation of the Series C preferred stock or Bylaws, the Series C preferred stock is non-voting.

(5) On an "as voted" basis, as of April 28, 2000, a total of 31,277,735 shares of common stock would be outstanding. This amount is composed of (i) the 20,967,839 shares of common stock outstanding and (ii) the 10,579,896 shares of common stock issuable upon conversion of the 1,322,487 shares of Series A preferred stock outstanding, reflecting a conversion rate of 8 for 1. Common stock and Series A preferred stock are the only voting stock of the Company which is currently outstanding. The percentage represents the percentage of such total represented by the shares of common stock owned by each such person as reflected in the column of this table headed "Common Stock Ownership."

(6) Represents (a) 50,000 shares of Series A preferred stock which Mr. Moran has the right to convert into 400,000 shares of common stock, (b) 50,000 shares of common stock issuable upon the exercise of warrants at an exercise price of $1.375 per share, (c) 1,230,769 shares of common stock and (d) options to purchase 233,334 shares pursuant to the 1994 and 1998 Option Plans which are exercisable within 60 days of the Record Date.

(7) Represents (a) 145,000 shares of Series A preferred stock which are convertible into 1,160,000 shares of common stock; (b) 2,773,752 shares of common stock issuable upon the exercise of warrants by Mr. Holmes at an exercise price of $1.375 per share; (c) 370,656 shares of common stock and (d) 113,334 shares of common stock which Mr. Holmes has the right to acquire within sixty days pursuant to options granted under the 1994 Stock Option Plan.

(8) Represents: I. Securities owned directly by Mr. Pinto: (a) 24,500 shares of Series A preferred stock which are convertible into 196,000 shares of common stock; (b) 2,613,252 shares of common stock issuable upon the exercise of warrants at an exercise price of $1.375 per share; (c) 237,500 shares of common stock and (d) 116,667 shares of common stock which Mr. Pinto has the right to acquire within sixty days pursuant to options granted under the 1994 Stock Option Plan and the Non-Employee Director Stock Option Plan. II. Securities owned by TelCom Partners, L.P. of which Mr. Pinto is the sole general partner and has shared voting and investment power: (a) 72,500 shares of Series A preferred stock which are convertible into 580,000 shares of common stock and
(b) 62,500 shares of common stock issuable upon the exercise of warrants at an exercise price of $1.375 per share. III. Securities owned by Churchill Associates, L.P., of which Mr. Pinto owns 50% of Churchill, Inc., the sole general partner and has shared voting and investment power: (a) 13,000 shares of Series A preferred stock which are convertible into 104,000 shares of common stock and (b) 13,000 shares of common stock issuable upon the exercise of warrants at an exercise price of $1.375 per share.

(9) Represents (a) 2,362,692 shares of common stock owned directly by Mr. Rose,
(b) 153,846 shares of common stock owned by E. Joy Rose, over which Mr. Rose has shared voting and investment power, (c) 50,000 shares of Series A preferred stock which are convertible into 400,000 shares of common stock, (d) 50,000 shares of common stock issuable upon the exercise of warrants at an exercise price of $1.375 per share, and 1,667 shares of common stock which Mr. rose has the right to acquire within sixty days pursuant to options granted under the Non-Emloyee Director Stock Option Plan.

(10) Represents (a) 45,000 shares of common stock, (b) 10,000 shares of Series A preferred stock which are convertible into 80,000 shares of common stock, (c) 10,000 shares of common stock issuable upon the exercise of warrants at an exercise price of $1.375 per share and (d) 4,167 shares of common stock which Mr. Doran has the right to acquire within sixty days pursuant to options granted under the Non-Employee Director Stock Option Plan.

(11) Represents (a) 77,500 shares of common stock and (b) 4,167 shares of common stock which Mr. Rosenbauer has the right to acquire within sixty days pursuant to options granted under the Non-Employee Director Stock Option Plan.

(12) Represents (a) 55,000 shares of common stock, (b) 22,500 shares of Series A preferred stock which are convertible into 180,000 shares of common stock, (c) 22,500 shares of common stock issuable upon the exercise of warrants at an exercise price of $1.375 per share and (d) 5,001 shares of common stock which Ms. Schupak has the right to acquire within sixty days pursuant to options granted under the Non-Employee Director Stock Option Plan.

(13) Includes 16,667 shares of common stock which Mr. Wenzler has the right to acquire within sixty days pursuant to options granted under the 1994 Employee Stock Option Plan.

(14) Includes 3,334 shares of common stock which Mr. MacDougall has the right to acquire within sixty days pursuant to options granted under the 1994 Employee Stock Option Plan.

(15) Includes (a) 679,127 shares of common stock, and (b) 1,148.4396 shares of Series C preferred stock which is currently convertible into 5,742,198 shares of common stock. Voting and dispositive powers are exercised through its fund investment adviser member, WPG P.E. Fund Adviser, L.P.

(16) Includes (a) 128,363 shares of common stock, and (b) 277 shares of Series C preferred stock which is currently convertible into 1,384,643 shares of common stock. Voting and dispositive powers are exercised through its overseas general partner, WPG CDA IV (Overseas), Ltd.

(17) Includes 200,000 shares of Series A preferred stock which are convertible into 1,600,000 shares of common stock.


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