Form 10-Q
period 2000-03-31
EMPIRE OF CAROLINA INC
filed 2000-05-15
CIK 312840

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

      (Mark One)
      |X| QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 2000
                                     --------------

                                       OR

      |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _____________ to _____________

      Commission File No.            1-7909
                                     ------

                            EMPIRE OF CAROLINA, INC.
             ------------------------------------------------------
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


             -------------------------------------------------------
             (Former name, former address and former fiscal year, if
                          changed since last report.)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes |X| No |_|

The number of shares outstanding of the issuer's Common Stock, $.10 par value, as May 8, 2000 was 21,247,839.

                            EMPIRE OF CAROLINA, INC.

                                      INDEX

                                                                      Page
                                                                      ----------

Facing Sheet......................................................... Cover Page

Index................................................................ 1

Part I - Financial Information                                        2
      Item 1. Financial Statements

         Consolidated Condensed Balance Sheets
              March 31, 2000 and December 31, 1999................... 3
         Consolidated Condensed Statements of Operations
              Three months ended March 31, 2000 and April 4, 1999.... 4
         Consolidated Condensed Statements of Cash Flows
              Three months ended March 31, 2000 and April 4, 1999.... 5
         Notes to Consolidated Condensed Financial Statements........ 6-9

      Item 2. Management's Discussion and Analysis of Financial
              Conditions and Results of Operations................... 10-12

      Item 3. Quantitative and Qualitative Disclosures about Market
              Risk................................................... 12

Part II - Other Information

      Item 1. Legal Proceedings...................................... 12

      Item 3. Defaults Upon Senior Securities........................ 13

      Item 4. Submission of Matters to a Vote of Security Holders.... 13

      Item 5. Other Information...................................... 13

      Item 6. Exhibits and Reports on Form 8-K....................... 13
Signature............................................................ 14

PART I - FINANCIAL INFORMATION

This Form 10-Q contains various forward-looking statements and information, including under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations," that are based on management's beliefs as well as assumptions made by and information currently available to management, including statements regarding future economic performance and financial condition, liquidity and capital resources and management's plans and objectives. When used in this document, the words "expect," "anticipate," "estimate," "believe," and similar expressions are intended to identify forward-looking statements. Such statements are subject to various risks and uncertainties which could cause actual results to vary materially from those stated. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, expected or projected. Such risks and uncertainties include the Company's ability to manage inventory production and costs, to meet potential increases or decreases in demand, potential adverse customer impact due to delivery delays including effects on existing and future orders, competitive practices in the toy and golf industries, changing consumer preferences and risks associated with consumer acceptance of new product introductions, potential increases in raw material prices, potential delays or production problems associated with foreign sourcing of production and the impact of pricing policies including providing discounts and allowances, reliance on key customers, the seasonality of the Company's business, the ability of the Company to meet existing financial obligations, the availability of financing or availability of refinancing for existing debt, and the Company's ability to obtain additional capital to meet cash flow and working capital needs and to fund future commitments and operations. Certain of these as well as other risks and uncertainties are described in more detail in the Company's Annual Report on Form 10-K for the year ended December 31, 1999 and the Company's Registration Statement on Form S-3 filed under the Securities Act of 1933, Registration No. 333-57963. The Company undertakes no obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

Item 1. Financial Statements

                   EMPIRE OF CAROLINA, INC., AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                       (In thousands except share amounts)

                                                                               March 31,        December 31,
                                                                                 2000               1999
                                                                             ------------       ------------
ASSETS                                                                        (unaudited)
Current Assets:
  Cash and cash equivalents                                                  $        855       $      1,589
  Accounts receivable, net                                                         10,719             16,708
  Inventories, net                                                                 13,047             12,144
  Prepaid expenses and other current assets                                           408                301
                                                                             ------------       ------------
         Total current assets                                                      25,029             30,742
Property, plant and equipment, net                                                 10,605             11,413
Excess cost over fair value of net assets acquired, net                            11,183             11,392
Trademarks, patents, tradenames and licenses, net                                   5,149              5,287
Other noncurrent assets                                                               326                268
                                                                             ------------       ------------
         Total Assets                                                        $     52,292       $     59,102
                                                                             ============       ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Notes payable and current portion of long-term debt                        $     32,229       $     34,096
  Accounts payable - trade                                                          5,475              6,748
  Other accrued liabilities                                                         7,091              7,834
                                                                             ------------       ------------
         Total current liabilities                                                 44,795             48,678
                                                                             ------------       ------------
Long-Term Liabilities:
  Long-term debt                                                                      625                625
  Other noncurrent liabilities                                                      1,221              1,040
                                                                             ------------       ------------
         Total long-term liabilities                                                1,846              1,665
                                                                             ------------       ------------
         Total liabilities                                                         46,641             50,343
                                                                             ------------       ------------
Commitments and Contingencies (Note 3)
Stockholders' Equity:
  Common stock, $.10 par value, 60,000,000 shares authorized, shares
    Issued and outstanding: 2000 - 20,063,000 and 1999 - 19,667,000                 2,006              1,967
  Preferred stock, $.01 par value, 5,000,000 shares authorized
    Issued and outstanding:  2000 - 1,436,000 and 1999 - 1,487,000
    Shares of Series A convertible preferred stock and 2000 - 1,451 and
   1999 - 1,451 shares of Series C convertible preferred stock                         14                 15
  Additional paid-in capital                                                      115,796            115,824
  Deficit                                                                        (112,165)          (109,047)
                                                                             ------------       ------------
         Total stockholders' equity                                                 5,651              8,759
                                                                             ------------       ------------
         Total Liabilities and Stockholders' Equity                          $     52,292       $     59,102
                                                                             ============       ============

           See notes to consolidated condensed financial statements.

                   EMPIRE OF CAROLINA, INC., AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
               (In thousands except per share amounts) (Unaudited)

                                               Quarter Ended      Quarter Ended
                                                  March 31,           April 4,
                                                    2000               1999
                                               -------------      -------------

Net Sales                                      $       9,661      $      15,851

Cost of Sales                                          8,256             11,823
                                               -------------      -------------
Gross Profit                                           1,405              4,028

Selling and Administrative Expense                     3,920              5,007

Operating Loss                                        (2,515)              (979)

Interest Expense                                        (603)              (844)

Loss Before Income Taxes                              (3,118)            (1,823)

Income Tax Benefit                                        --                 --

                                               -------------      -------------
Net Loss                                       $      (3,118)     $      (1,823)
                                               =============      =============

Loss Per Common Share -
   Basic and diluted                           $       (0.16)     $       (0.11)
                                               =============      =============

Weighted average number of common shares
   outstanding -
   Basic and diluted                                  19,816             16,261
                                               =============      =============

           See notes to consolidated condensed financial statements.

                   EMPIRE OF CAROLINA, INC., AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                            (Unaudited)(In Thousands)

                                                                   Quarter Ended       Quarter Ended
                                                                     March 31,            April 4,
                                                                        2000                1999
                                                                   -------------       -------------
Cash Flows From Operating Activities:
Net loss                                                           $      (3,118)      $      (1,823)
Adjustments to reconcile net loss to net cash used in
operating activities:
  Depreciation and amortization                                            1,163               1,044
  Other                                                                      797                 314
  Changes in assets and liabilities                                        2,311              (1,256)
                                                                   -------------       -------------
         Net cash provided by (used in) operating activities               1,153              (1,721)
                                                                   -------------       -------------
Cash Flows From Investing Activities:
  Capital expenditures                                                       (20)               (709)
                                                                   -------------       -------------
          Net cash used in investing activities                              (20)               (709)
                                                                   -------------       -------------
Cash Flows From Financing Activities:
  Borrowings (repayments) under lines of credit                           (1,867)              1,815
  Repayments of notes payable                                                 --                (400)
                                                                   -------------       -------------
          Net cash provided by (used in) financing activities             (1,867)              1,415
                                                                   -------------       -------------
Net Decrease in Cash and Cash Equivalents                                   (734)             (1,015)
Cash and Cash Equivalents, Beginning of Period                             1,589               4,295
                                                                   -------------       -------------
Cash and Cash Equivalents, End of Period                           $         855       $       3,280
                                                                   =============       =============
Supplemental Disclosures of Cash Flow Information:
   Cash paid during the period for:
      Interest                                                     $         603       $         573
      Income taxes, (net of refunds)                                          --                  56

           See notes to consolidated condensed financial statements.

                    EMPIRE OF CAROLINA, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                 Quarter Ended March 31, 2000 and April 4, 1999
                                   (Unaudited)

1. SUMMARY OF BUSINESS OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

      The accompanying unaudited consolidated condensed financial statements have been prepared by the Company pursuant the rules and regulations of the Securities and Exchange Commission ("SEC") and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the SEC. The Company believes that the disclosures contained herein are adequate to make the information presented not misleading. The consolidated statements of operations for the three months ended March 31, 2000 are not necessarily indicative of the results to be expected for the full year. These unaudited financial statements should be read in conjunction with the audited financial statements and accompanying notes included in the Company's 1999 Annual Report on Form 10-K for the year ended December 31, 1999.

      The consolidated condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Recurring losses from operations and operating cash constraints are potential factors which, among others, may indicate that the Company will be unable to continue as a going concern for a reasonable period of time. The independent auditors' report on the December 31, 1999 financial statements stated that "... the Company's recurring losses from operations and current cash constraints raise substantial doubt about the Company's ability to continue as a going concern . . . . The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty."

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

      In 2000, the Company implemented a calendar month end monthly closing cycle for the quarter versus a 4-4-5 week monthly closing cycle in the prior year quarter. This change has no significant impact on the comparability of the interim consolidated condensed financial statements presented.

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

2. ACCOUNTS RECEIVABLE

      A summary of accounts receivable at March 31, 2000 and December 31, 1999, is as follows (in thousands):

                                           March 31, 2000       December 31, 1999
                                           --------------       -----------------
Gross Receivables                          $       17,966       $          23,996
Less: Allowances and other deductions              (7,247)                 (7,278)
                                           --------------       -----------------
         Net receivables                   $       10,719       $          16,708
                                           ==============       =================

3.       INVENTORIES

         A summary of inventories, by major classification, at March 31, 2000 and December 31, 1999 is as follows (in thousands):

                                           March 31, 2000       December 31, 1999
                                           --------------       -----------------
Finished Goods                             $       12,605       $          10,730
Raw Materials and purchased parts                   2,092                   3,384
Work-in-process                                       898                     621
                                           --------------       -----------------
     Subtotal                                      15,595                  14,735
Less: Reserve for obsolescence                     (2,548)                 (2,591)
                                           --------------       -----------------
         Total Inventory                   $       13,047       $          12,144
                                           ==============       =================

4. COMMITMENTS AND CONTINGENCIES

      Royalty agreements - The Company is obligated to pay certain minimum royalties under various trademark license agreements that aggregate approximately $4.9 million through their initial minimum terms expiring through June 30, 2002.

      Letters of credit - The Company had outstanding commitments under letters of credit totaling approximately $1,335,000 at March 31, 2000 compared to $1,064,000 at December 31, 1999.

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

and Howard Younger alleging fraud and breach of fiduciary duty. Industrial Truck Sales and Forklifts, Inc. were the original lessors of the forklift and Mr. Younger is a former employee of Empire Industries who executed the leases. Associates Leasing is the assignee of the leases. In January 1999, Associates Leasing filed a counterclaim against the Company and Empire Industries alleging breach of contract and demanding judgment in excess of $800,000. During the third quarter of 1999, the Company entered into a preliminary settlement agreement pursuant to which the Company will pay approximately $500,000. The settlement was finalized and the obligation was paid in full in the first quarter of 2000.

      In March 2000, 200 Fifth Avenue Associates filed an action in the Supreme Court of the State of New York, County of New York against Carolina Enterprises, Inc. (the predecessor company to Empire Industries, Inc.), a subsidiary of the Company, and Empire of Carolina, Inc. This action alleges that the Company breached its lease for premises located at 200 Fifth Avenue, New York, New York, and demands damages of approximately $100,000. The Company is attempting to work out an amicable settlement in this matter.

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

      Contingencies - The Company has been identified as a potentially responsible party, along with numerous other parties, at various U. S. Environmental Protection Agency ("EPA") designated superfund sites. The Company is vigorously contesting these matters. It is the Company's policy to accrue remediation costs when it is possible that such costs will be incurred and when they can be reasonably estimated. As of December 31, 1999 and March 31, 2000, the Company had reserves for environmental liabilities of $98,000. The amount accrued for environmental liabilities was determined without consideration of probable recoveries from third parties. Estimates of costs for future remediation are necessarily imprecise due to, among other things, the allocation of costs among potentially responsible parties. Although it is possible that additional environmental liability related to these matters could result in amounts that could be material to the Company's consolidated financial statements, a reasonably possible range of such amounts cannot presently be estimated. Based upon the facts presently known, the large number of other potentially responsible parties and potential defenses that exist, the Company believes that its share of the costs of cleanup for its current remediation sites will not, in the aggregate, have a material adverse impact on its consolidated financial statements.

5. STOCKHOLDERS' EQUITY

      During the first quarter of 2000, 50,250 shares of Series A Preferred Stock were converted to 402,000 shares of Common Stock. The effect of the conversion resulted in an increase in common stock value of $39,000, a decrease in Preferred Stock value of $1,000, and a decrease in additional paid-in capital of $38,000.

6. SUBSEQUENT EVENT

      On May 4, 2000 the Company completed the sale of its domestically manufactured decorative Holiday and Seasonal products including all machinery and equipment to General Foam Plastics Corporation ("General Foam") for approximately $3.7 million in cash. On May 8, 2000, the Company sold related finished goods inventory for the Holiday and Seasonal products to General Foam for approximately $0.8 million in cash. The net proceeds of both sales have been used to reduce the Company's bank debt. The Company has signed a contract to sell to General Foam its 1.2 million square foot manufacturing facility in Tarboro, North Carolina for approximately $3.0 million in cash, subject to satisfaction of certain conditions to closing. In the event the sale has not closed by May 30, 2000, General Foam has agreed to lease the facility until the earlier to occur of (i) the closing of the sale; and (ii), if closing conditions are not met to General Foam's satisfaction, General Foam's election to lease a significant portion of the facility for a five-year term. As a result of the transaction with General Foam, the Company has sold its manufacturing equipment and has begun to outsource the manufacturing of its remaining domestic products. At this time, management has not been able to determine the full effect of this transaction on the financial statements of the Company.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

      The Company designs, develops, and markets a broad variety of consumer products including children's toys, golf footwear and accessories, sports boards and accessories, and seasonal outdoor sports activity products. The Company's line of toys includes the classic Big Wheel(R) ride-on toys, Grand Champions(R) collectible horses, and Buddy L(R) cars and trucks. Its consumer sports line includes Wilson(R) golf shoes and accessories and MONGOOSE(R) sports boards and accessories.

      Sales of the Company's products are seasonal in nature. Products sold primarily in the spring and summer months include golf footwear and accessories, Crocodile Mile(R) water slides and other items, which are shipped principally in the first and second quarters of the year and counter some of the seasonality associated with the Company's toy products. In addition, certain toys such as Big Wheel(R) ride-ons, Grand Champions(R) horses and Buddy L(R) vehicles ship year round. The Company expects that its quarterly operating results will vary significantly throughout the year.

Results of Operations

First Quarter Ended March 31, 2000 Compared to First Quarter Ended April 4, 1999

      Net Loss. The net loss for the quarter ended March 31, 2000 was $3.1 million as compared to $1.8 million for the quarter ended April 4, 1999. The net loss reflects large increases in the cost of petrochemical plastic resin derivatives and the under-utilization of the Company's manufacturing facility in Tarboro, North Carolina, partially offset by lower selling and administrative expense and interest expense.

      Net Sales. The nature of the Company's business is such that year to year changes in sales levels are predominantly due to changes in shipping volume or product mix rather than changing sales prices. Net sales for the quarter ended March 31, 2000 decreased by $6.2 million, or 39.0%, to $9.7 million. The Company believes that the decrease in sales is primarily due to increased competition with respect to particular products and elimination of sales of low margin products.

      Gross Profit Margins. Gross profit margins for the quarter ended March 31, 2000 was 14.5% as compared with 25.4% in the quarter ended April 4, 1999. The decrease in gross profit margin for the first quarter of 2000 is due to large increases in the cost of petrochemical plastic resin derivatives, the under-utilization of the Company's manufacturing facility, the liquidation and clearance of old inventory, and decreases in sales volume and sales mix.

      Selling and Administrative ("S&A"). Selling and administrative expenses for the quarter ended March 31, 2000 was $3.9 million as compared to $5.0 million for the quarter ended April 4, 1999. Selling and administrative expenses decreased due to the Company's continuing cost cutting efforts and elimination of excess overhead costs.

      Interest Expense. Interest expense has decreased to $0.6 million for the first quarter of 1999 compared to $0.8 million during the first quarter of 1999. This decrease is a result of lower borrowings offset by slightly higher interest rates.

Seasonality of Sales

      Sales of the Company's products are seasonal in nature. Products sold primarily in the spring and summer months include golf footwear and accessories, Crocodile Mile(R) water slides and other items, which are shipped principally in the first and second quarters of the year and counter some of the seasonality associated with the Company's toy products. In addition, certain toys such as Big Wheel(R) ride-ons, Grand Champions(R) horses and

Buddy L(R) vehicles ship year round. The Company expects that its quarterly operating results will vary significantly throughout the year.

Liquidity and Capital Resources

      The Company has experienced severe operating difficulties during the past several years and sales have declined over this period. The Company recorded a net loss of $3.1 million for the first three months of 2000 as compared with a net loss of $1.8 million for the first three months of 1999. The Company continues to operate under tight cash constraints.

      The Company entered into the eighth amendment of its secured bank facility on March 9, 1999. The Company, through its domestic operating subsidiaries, has a series of cross-guaranteed secured bank facilities which currently aggregate up to $50.0 million ($40.0 million for Empire Industries and $10.0 million for the Apple Companies) available for financing. As part of the Empire Industries facility, there is a three-year term loan of $6.8 million, which requires monthly principal payments of $133,000. Also, up to $9.0 million of Empire Industries' availability is not tied by formula to the underlying assets and requires monthly repayments of $1.5 million commencing September 30, 1999 through February 29, 2000. The balance of the availability of borrowing for each subsidiary under the facilities is based on all domestic accounts receivable and inventory balances as defined, less outstanding commitments under letters of credit.

      The Company has financed its losses primarily by additional borrowings under its existing bank credit facilities. At March 31, 2000, the Company's Empire Industries and Apple subsidiaries had borrowed $29.0 million and $3.0 million, respectively, under those facilities. As of March 31, 2000, Empire Industries had an overadvance from its bank lenders of $5.0 million, which is included in the $29.0 million. As of April 30, 2000, the overadvance was $6.9 million. As of March 31, 2000, Empire Industries had not made $9.0 million of scheduled payments under its bank facilities and was not in compliance with certain covenants contained in its bank facilities. Empire Industries is currently in default of its bank facility. The bank lenders have not waived the payment defaults or the covenant defaults. As of the filing of this report, the Company is in the midst of discussions with the bank on proposed amendments to the credit facilities. The Company cannot anticipate the outcome of its negotiations and if unfavorable, the Company will seek other capital sources and pursue all available options including the sale or disposition of additional product lines in order to meet its obligations. At this time, the Company has no other available sources of capital.

      On May 4, 2000 the Company completed the sale of its domestically manufactured decorative Holiday and Seasonal products including all machinery and equipment to General Foam Plastics Corporation ("General Foam") for approximately $3.7 million in cash. On May 8, 2000, the Company sold related finished goods inventory for the Holiday and Seasonal products to General Foam for approximately $0.8 million in cash. The net proceeds of both sales have been used to reduce the Company's bank debt. The Company has signed a contract to sell to General Foam its 1.2 million square foot manufacturing facility in Tarboro, North Carolina for approximately $3.0 million in cash, subject to satisfaction of certain conditions to closing. In the event the sale has not closed by May 30, 2000, General Foam has agreed to lease the facility until the earlier to occur of (i) the closing of the sale; and (ii), if closing conditions are not met to General Foam's satisfaction, General Foam's election to lease a significant portion of the facility for a five-year term. As a result of the transaction with General Foam, the Company has sold its manufacturing equipment and has begun to outsource the manufacturing of its remaining domestic products. At this time, management has not been able to determine the full effect of this transaction on the financial statements of the Company.

      The consolidated condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Recurring losses from operations and operating cash constraints are potential factors which, among others, may indicate that the Company will be unable to continue as a going concern for a reasonable period of time. The independent auditors' report on the December 31, 1999 financial statements stated that "... the Company's recurring losses from operations and current cash constraints raise substantial doubt about the Company's ability to continue as a going concern . . . . The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty."

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

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

      In March 2000, 200 Fifth Avenue Associates filed an action in the Supreme Court of the State of New York, County of New York against Carolina Enterprises, Inc. (the predecessor company to Empire Industries, Inc.), a subsidiary of the Company, and Empire of Carolina, Inc. This action alleges that the Company breached its lease for premises located at 200 Fifth Avenue, New York, New York, and demands damages of approximately $100,000. The Company is attempting to work out an amicable settlement in this matter.

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

      Contingencies - The Company has been identified as a potentially responsible party, along with numerous other parties, at various U. S. Environmental Protection Agency ("EPA") designated superfund sites. The Company is vigorously contesting these matters. It is the Company's policy to accrue remediation costs when it is possible that such costs will be incurred and when they can be reasonably estimated. As of December 31, 1999 and March 31, 2000, the Company had reserves for environmental liabilities of $98,000. The amount accrued for environmental liabilities was determined without consideration of probable recoveries from third parties. Estimates of costs for future remediation are necessarily imprecise due to, among other things, the allocation of costs among potentially responsible parties. Although it is possible that additional environmental liability related to these matters could result in amounts that could be material to the Company's consolidated financial statements, a reasonably possible range of such amounts cannot presently be estimated. Based upon the facts presently known, the large number of other potentially responsible parties and potential defenses that exist, the Company believes that its share of the costs of cleanup for its current remediation sites will not, in the aggregate, have a material adverse impact on its consolidated financial statements.

Item 3. Defaults Upon Senior Securities

      The Company has financed its losses primarily by additional borrowings under its existing bank credit facilities. At March 31, 2000, the Company's Empire Industries and Apple subsidiaries had borrowed $29.0 million and $3.0 million, respectively, under those facilities. As of March 31, 2000, Empire Industries had an overadvance from its bank lenders of $5.0 million, which is included in the $29.0 million. As of April 30, 2000, the overadvance was $6.9 million. As of March 31, 2000, Empire Industries had not made $9.0 million of scheduled payments under its bank facilities and was not in compliance with certain covenants contained in its bank facilities. Empire Industries is currently in default of its bank facility. The bank lenders have not waived the payment defaults or the covenant defaults. As of the filing of this report, the Company is in the midst of discussions with the bank on proposed amendments to the credit facilities. The Company cannot anticipate the outcome of its negotiations and if unfavorable, the Company will seek other capital sources and pursue all available options including the sale or disposition of additional product lines in order to meet its obligations. At this time, the Company has no other available sources of capital.

Item 4. Submission of Matters to a Vote of Security Holders

      None.

Item 5. Other Information

      The American Stock Exchange notified the Company on August 2, 1999 that it had fallen below certain of the Exchange's continuing listing guidelines with regard to its common stock. The Company is in discussions with the Exchange as to the continued listing eligibility of the common stock.

Item 6. Exhibits and Reports on Form 8-K

      (a) Index and Exhibits

Exhibit No.       Description
-----------       -----------

27                Financial Data Schedule.

      (b) The following reports on Form 8-K have been filed by the Company during the last quarter of the period covered by this report:

            None

                                    SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 15, 2000

                                  EMPIRE OF CAROLINA, INC.


                                  /s/ Thomas MacDougall
                                      -----------------------
                                      Thomas MacDougall
                                      Chief Financial Officer