Form 10-Q
period 2000-06-30
EMPIRE OF CAROLINA INC
filed 2000-08-14
CIK 312840

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)
              |X| QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000
                                                 -------------

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
                            -------------------------
             (Exact name of Registrant as specified in its charter)

                  Delaware                              13-2999480
       (State or other jurisdiction of                (I.R.S. Employer
        incorporation or organization)              Identification Number)

          4731 WEST ATLANTIC BOULEVARD SUITE B1, DELRAY BEACH, FL 33445
         ---------------------------------------------------------------
                     (Address of principal executive office)
                                   (Zip Code)

                                 (561) 498-4000
                                 --------------
               Registrant's telephone number, including area code)

            5150 LINTON BOULEVARD, 5TH FLOOR, DELRAY BEACH, FL 33848
            --------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report.)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

The number of shares outstanding of the issuer's Common Stock, $.10 par value, as August 9, 2000 was 21,577,839.

                            EMPIRE OF CAROLINA, INC.

                                      INDEX

                                                                      Page
                                                                      ----------

Facing Sheet ......................................................   Cover Page

Index .............................................................   1

Part I - Financial Information ....................................   2

    Item 1. Financial Statements

      Consolidated Condensed Balance Sheets
         June 30, 2000 and December 31, 1999 ......................   3
      Consolidated Condensed Statements of Operations
         Six months ended June 30, 2000 and July 4, 1999 ..........   4
      Consolidated Condensed Statements of Operations
         Six months ended June 30, 2000 and July 4, 1999 ..........   5
      Consolidated Condensed Statements of Cash Flows
         Six months ended June 30, 2000 and July 4, 1999 ..........   6
      Notes to Consolidated Condensed Financial Statements ........   7-10

    Item 2. Management's  Discussion and Analysis of Financial
             Conditions And Results of Operations .................   10-12

    Item 3. Quantitative  and Qualitative  Disclosures  about
              Market Risk .........................................   12

Part II - Other Information

    Item 1. Legal Proceedings .....................................   12

    Item 3. Defaults Upon Senior Securities .......................   13

    Item 4. Submission of Matters to a Vote of Security Holders ...   13

    Item 5. Other Information .....................................   13

    Item 6. Exhibits and Reports on Form 8-K ......................   13

Signature .........................................................   14

PART I - FINANCIAL INFORMATION

This Form 10-Q contains various forward-looking statements and information, including under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations," that are based on management's beliefs as well as assumptions made by and information currently available to management, including statements regarding future economic performance and financial condition, liquidity and capital resources and management's plans and objectives. When used in this document, the words "expect," "anticipate," "estimate," "believe," and similar expressions are intended to identify forward-looking statements. Such statements are subject to various risks and uncertainties which could cause actual results to vary materially from those stated. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, expected or projected. Such risks and uncertainties include the Company's ability to manage inventory production and costs, to meet potential increases or decreases in demand, potential adverse customer impact due to delivery delays including effects on existing and future orders, competitive practices in the toy and golf industries, changing consumer preferences and risks associated with consumer acceptance of new product introductions, potential increases in raw material prices, potential delays or production problems associated with foreign and other sourcing of production and the impact of pricing policies including providing discounts and allowances, reliance on key customers, the seasonality of the Company's business, the ability of the Company to meet existing financial obligations, the availability of financing or availability of refinancing for existing debt, and the Company's ability to obtain additional capital on a timely basis, through the disposition of assets or otherwise, to meet cash flow and working capital needs and to fund future commitments and operations. Certain of these as well as other risks and uncertainties are described in more detail in the Company's Annual Report on Form 10-K for the year ended December 31, 1999 and the Company's Registration Statement on Form S-3 filed under the Securities Act of 1933, Registration No. 333-57963. The Company undertakes no obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

Item 1. Financial Statements

                   EMPIRE OF CAROLINA, INC., AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                       (In thousands except share amounts)

                                                                             June 30,     December 31,
                                                                               2000          1999
                                                                           -----------    ------------
ASSETS                                                                     (unaudited)
Current Assets:
  Cash and cash equivalents                                                 $     161      $   1,589
  Accounts receivable, net                                                     12,861         16,708
  Inventories, net                                                             10,341         12,144
  Prepaid expenses and other current assets                                       654            301
                                                                            ---------      ---------
      Total current assets                                                     24,017         30,742

Property, plant and equipment, net                                              2,038         11,413
Excess cost over fair value of net assets acquired, net                        10,725         11,392
Trademarks, patents, tradenames and licenses, net                               4,813          5,287
Other noncurrent assets                                                         1,052            268
                                                                            ---------      ---------
      Total Assets                                                          $  42,645      $  59,102
                                                                            =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Notes payable and current portion of long-term debt                       $  27,004      $  34,096
  Accounts payable - trade                                                      4,925          6,748
  Other accrued liabilities                                                     3,545          7,834
                                                                            ---------      ---------
      Total current liabilities                                                35,474         48,678
                                                                            ---------      ---------

Long-Term Liabilities:
  Long-term debt                                                                  625            625
  Other noncurrent liabilities                                                  1,202          1,040
                                                                            ---------      ---------
      Total long-term liabilities                                               1,827          1,665
                                                                            ---------      ---------
      Total liabilities                                                        37,301         50,343
                                                                            ---------      ---------

Commitments and Contingencies (Note 3)
Stockholders' Equity:
  Common stock, $.10 par value, 60,000,000 shares authorized, shares
    Issued and outstanding:  2000 - 21,578,000 and 1999 - 19,667,000            2,158          1,967
  Preferred stock, $.01 par value, 5,000,000 shares authorized
    Issued and outstanding: 2000 - 1,287,000 and 1999 - 1,487,000
    Shares of Series A convertible preferred stock and 2000 - 1,451 and
    1999 - 1,451 shares of Series C convertible  preferred stock                   13             15
  Additional paid-in capital                                                  115,718        115,824
  Deficit                                                                    (112,545)      (109,047)
                                                                            ---------      ---------
      Total stockholders' equity                                                5,344          8,759
                                                                            ---------      ---------

      Total Liabilities and Stockholders' Equity                            $  42,645      $  59,102
                                                                            =========      =========

            See notes to consolidated condensed financial statements.

                   EMPIRE OF CAROLINA, INC., AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
               (In thousands except per share amounts) (Unaudited)

                                                  Quarter Ended    Quarter Ended
                                                     June 30,         July 4,
                                                       2000            1999
                                                  -------------    -------------

Net Sales                                            $ 11,589        $ 14,453

Cost of Sales                                           8,254          10,789
                                                     --------        --------
Gross Profit                                            3,335           3,664

Selling and Administrative Expense                      2,797           4,175
                                                     --------        --------

Operating Earnings (Loss)                                 538            (511)

Interest Expense                                         (875)           (932)
                                                     --------        --------

Loss Before Income Taxes                                 (337)         (1,443)

Income Tax Expense                                         38              --

                                                     --------        --------
Net Loss                                             ($   375)       ($ 1,443)
                                                     ========        ========

Loss Per Common Share -
   Basic and diluted                                 ($  0.02)       ($  0.08)
                                                     ========        ========

Weighted average number of common shares
   outstanding -
   Basic and diluted                                   21,061          17,062
                                                     ========        ========

            See notes to consolidated condensed financial statements.

                   EMPIRE OF CAROLINA, INC., AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
               (In thousands except per share amounts) (Unaudited)

                                                      Six Months      Six Months
                                                        Ended            Ended
                                                       June 30,         July 4,
                                                         2000            1999
                                                      ----------      ----------

Net Sales                                              $ 21,250        $ 30,304

Cost of Sales                                            16,510          22,612
                                                       --------        --------
Gross Profit                                              4,740           7,692

Selling and Administrative Expense                        6,721           9,182
                                                       --------        --------

Operating Loss                                           (1,981)         (1,490)

Interest Expense                                         (1,479)         (1,776)
                                                       --------        --------

Loss Before Income Taxes                                 (3,460)         (3,266)

Income Tax Expense                                           38              --

                                                       --------        --------
Net Loss                                               ($ 3,498)       ($ 3,266)
                                                       ========        ========

Loss Per Common Share -
   Basic and diluted                                   ($  0.17)       ($  0.20)
                                                       ========        ========

Weighted average number of common shares
   outstanding -
   Basic and diluted                                     20,435          16,713
                                                       ========        ========

            See notes to consolidated condensed financial statements.

                   EMPIRE OF CAROLINA, INC., AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                            (Unaudited)(In Thousands)

                                                              Six Months    Six Months
                                                                Ended         Ended
                                                               June 30,       July 4,
                                                                 2000          1999
                                                              ----------    ----------
Cash Flows From Operating Activities:
Net loss                                                        ($3,498)     ($3,266)
Adjustments to reconcile net loss to net cash used in
Operating activities:
  Depreciation and amortization                                   1,684        2,400
  Other                                                          (1,671)         943
  Changes in assets and liabilities                               1,672       (8,238)
                                                                -------      -------
        Net cash used in operating activities                    (1,813)      (8,161)
                                                                -------      -------

Cash Flows From Investing Activities:
  Capital expenditures                                              (20)      (1,600)
  Net proceeds from sale of assets                                7,497
                                                                -------      -------
        Net cash provided by (used in) investing activities       7,477       (1,600)
                                                                -------      -------

Cash Flows From Financing Activities:
  Borrowings (repayments) under lines of credit                  (7,092)       8,715
  Repayments of notes payable                                                   (625)
                                                                -------      -------
        Net cash provided by (used in) financing activities      (7,092)       8,090
                                                                -------      -------

Net Decrease in Cash and Cash Equivalents                        (1,428)      (1,671)

Cash and Cash Equivalents, Beginning of Period                    1,589        4,295
                                                                -------      -------
Cash and Cash Equivalents, End of Period                        $   161      $ 2,624
                                                                =======      =======

Supplemental Disclosures of Cash Flow Information:
   Cash paid during the period for:
      Interest                                                  $ 1,981      $ 1,285
      Income taxes, (net of refunds)                                 21           88

            See notes to consolidated condensed financial statements.

                    EMPIRE OF CAROLINA, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                 Six Months Ended June 30, 2000 and July 4, 1999
                                   (Unaudited)

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

2. ACCOUNTS RECEIVABLE

      A summary of accounts receivable at June 30, 2000 and December 31, 1999, is as follows (in thousands):

                                            June 30, 2000      December 31, 1999
                                            -------------      -----------------
Gross Receivables                              $ 18,443           $ 23,986
Less: Allowances and other
  deductions                                     (5,582)            (7,278)
                                               --------           --------
      Net receivables                          $ 12,861           $ 16,708
                                               ========           ========

3. INVENTORIES

      A summary of inventories, by major classification, at June 30, 2000 and December 31, 1999 is as follows (in thousands):

                                            June 30, 2000     December 31, 1999
                                            -------------     -----------------
Finished Goods                                 $ 10,817           $ 10,730
Raw Materials and purchased parts                 1,642              3,384
Work-in-process                                     796                621
                                               --------           --------
     Subtotal                                    13,255             14,735
Less: Reserve for obsolescence                   (2,914)            (2,591)
                                               --------           --------
      Total Inventory                          $ 10,341           $ 12,144
                                               ========           ========

4. COMMITMENTS AND CONTINGENCIES

      Royalty agreements - The Company is obligated to pay certain minimum royalties under various trademark license agreements that aggregate approximately $4.9 million through their initial minimum terms expiring through June 30, 2002.

      Letters of credit - The Company had outstanding commitments under letters of credit totaling approximately $1,502,000 at June 30, 2000 compared to $1,064,000 at December 31, 1999.

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

      Litigation - During December 1990, George Delaney and Rehkemper I.D., Inc. filed a lawsuit in the Circuit Court of Cook County, Illinois, Chancery Division, against Marchon, Inc. claiming infringement of various intellectual property rights and failure to pay royalties related to Marchon's development and sale of various toys allegedly designed by plaintiffs. The Company was added as a defendant after its acquisition of Marchon in October 1994. In August 1999, the Company agreed to settle the litigation for $750,000. The Court entered an Order of Dismissal with Prejudice on September 17, 1999. Pursuant to the settlement agreement, the Company paid to the plaintiffs $350,000 on September 28, 1999 and is obligated to pay an additional $400,000 in quarterly payments of $50,000 which payments commenced on March 31, 2000.

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

      In March 2000, 200 Fifth Avenue Associates filed an action in the Supreme Court of the State of New York, County of New York against Carolina Enterprises, Inc. (the predecessor company to Empire Industries, Inc.), a subsidiary of the Company, and Empire of Carolina, Inc. This action alleges that the Company breached its lease for premises located at 200 Fifth Avenue, New York, New York. In an amended complaint filed on May 31, 2000, the plaintiff increased the amount of damages claimed from approximately $100,000 to approximately $243,000. The Company is attempting to settle this matter.

      In mid-1997, Mid-Atlantic Rigging, Inc. filed an action in the Superior Court of New Jersey, Law Division, Gloucester County, New Jersey, against Empire Industries, Inc.. This action alleged damages in excess of $100,000. This matter was referred to arbitration as required under New Jersey statute. On July 19, 2000, a non-binding arbitration award in the amount of $172,095 (inclusive of interest and attorneys' fees) was entered against Empire Industries, Inc. On August 4, 2000, Empire filed a de novo appeal of the non-binding arbitration award. Under New Jersey statute, a trial date will be scheduled within six weeks. The Company is attempting to settle this matter prior to commencement of trial.

      On July 13, 2000, Frischkorn, Inc. filed an action in the United States District Court, Eastern District of Virginia, Richmond Division, against Empire Industries, Inc. This action alleges that Empire Industries breached its agreement with Frischkorn by failing to pay for goods and materials and demands damages in excess of $214,000. The Company will attempt to settle this matter.

      The Company's operating subsidiaries and its former operating subsidiaries are subject to various types of consumer claims for personal injury from their products. The Company's subsidiaries maintain product liability insurance. Various product liability claims, each of which management believes is adequately covered by insurance and/or reserves, are currently pending.

      An unfavorable outcome of any of this litigation either individually or in the aggregate could have a material adverse effect on the Company's consolidated financial statements.

      Contingencies - The Company has been identified as a potentially responsible party, along with numerous other parties, at various U. S. Environmental Protection Agency ("EPA") designated superfund sites. The Company is vigorously contesting these matters. It is the Company's policy to accrue remediation costs when it is possible that such costs will be incurred and when they can be reasonably estimated. As of December 31, 1999 and March 31, 2000, the Company had reserves for environmental liabilities of $98,000. The amount accrued for environmental liabilities was determined without consideration of probable recoveries from third parties. Estimates of costs for future remediation are necessarily imprecise due to, among other things, the allocation of costs among potentially responsible parties. Although it is possible that additional environmental liability related to these matters could result in amounts that could be material to the Company's consolidated financial statements, a reasonably possible range of such amounts cannot presently be estimated. Based upon the facts presently known, the large number of other potentially responsible parties and potential defenses that exist, the Company believes that its share of the costs of cleanup for its current remediation sites will not, in the aggregate, have a material adverse effect on its consolidated financial statements.

5. STOCKHOLDERS' EQUITY

      During the first six months of 2000, 198,400 shares of Series A Preferred Stock were converted to 1,587,200 shares of Common Stock. The effect of the conversion resulted in an increase in common stock value of $158,000, a decrease in Preferred Stock value of $2,000, and a decrease in additional paid-in capital of $156,000.

      During June 2000, the Company issued 330,000 shares of Common Stock in lieu of directors and consulting fees, resulting in an increase in Common Stock of 33,000, additional paid in capital of $50,000 and a decrease in other accrued liabilities of $83,000.

6. SUBSEQUENT EVENT

      As of June 30, 2000, Empire Industries had not made $9.0 million of scheduled payments under its bank facilities and was not in compliance with certain covenants contained in its bank facilities. The bank lenders have waived the payment defaults and the covenant defaults through June 30, 2000. As of the filing of this report, Empire Industries is in default of its bank facility and the Company is in the midst of discussions with the bank on proposed amendments to the credit facilities and waivers of the current defaults. The Company has currently no availability under its line of credit for Empire Industries. Although there is $0.6 million for the Apple Companies, the bank lenders have restricted funding under both facilities. In the event the parties are unable to reach agreement, the bank lenders are entitled, at their discretion, to exercise certain remedies including acceleration of repayment. If these obligations were to be accelerated, in whole or in part, there can be no assurance that the Company would be successful in identifying or consummating financing, or consummating the disposition of assets, to the extent necessary to satisfy the obligations which would become immediately due and payable. At this time, the Company has no other available sources of capital, and such acceleration would have a material adverse effect on the Company, its operations and its financial condition. In the past, the Company has been successful in obtaining necessary waivers and amendments from the bank lenders. There is no assurance that, under the current circumstances, the bank lenders will provide the Company with an amendment or waiver of the current defaults, and they have been noncommittal during the current discussions. If the outcome of negotiations with the bank lenders is unfavorable, the Company will pursue all other available options including the sale or disposition of additional product lines in order to meet its obligations or reorganization pursuant to the federal bankruptcy laws. As a result of the uncertainty related to the defaults and corresponding remedies described above, the bank facilities are shown as current liabilities on the Company's Consolidated Condensed Balance Sheets at June 30, 2000. Accordingly, the Company has a deficit in working capital of $11.5 million at June 30, 2000.

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

Results of Operations

Second Quarter Ended June 30, 2000 Compared to Second Quarter Ended July 4, 1999

      Net Loss. The net loss for the quarter ended June 30, 2000 was $0.4 million as compared to $1.4 million for the quarter ended July 4, 1999. The decrease in the net loss reflects the company's cost cutting efforts which reduced S&A expenses by $1.4 million as compared to the prior year quarter.

      Net Sales. The nature of the Company's business is such that year to year changes in sales levels are predominantly due to changes in shipping volume or product mix rather than changing sales prices. Net sales for the quarter ended June 30, 2000 decreased by $2.9 million, or 19.8%, to $11.6 million. The Company believes that the decrease in sales is primarily due to increased competition with respect to particular products, the elimination of sales of low margin products, and the sale of the seasonal products line to General Foam Plastics Corp. on May 4, 2000.

      Gross Profit Margins. Gross profit margins for the quarter ended June 30, 2000 was 28.8% as compared with 25.3% in the quarter ended July 4, 1999. The increase in gross profit margin for the second quarter of 2000 is due to the sale of the Company's manufacturing facility, which had been under-utilized and to a lessor extent, changes in volume and sales mix.

      Selling and Administrative ("S&A"). Selling and administrative expenses for the quarter ended June 30, 2000 was $2.8 million as compared to $4.2 million for the quarter ended July 4, 1999. Selling and administrative expenses decreased due to the Company's continuing cost cutting efforts and elimination of excess overhead costs.

      Interest Expense. Interest expense decreased to $0.875 million for the second quarter of 1999 compared to $0.932 million during the second quarter of 1999. This decrease is a result of lower borrowings partially offset by slightly higher interest rates.

Six Months Ended June 30, 2000 Compared to Six Months July 4, 1999

Net Loss. The net loss for the six months ended June 30, 2000 was $3.5 million as compared to $3.3 million for the quarter ended July 4, 1999. The net loss reflects increases in the cost of petrochemical plastic resin derivatives and the under-utilization of the Company's manufacturing facility in Tarboro, North Carolina, partially offset by lower selling and administrative expense and interest expense.

      Net Sales. The nature of the Company's business is such that year to year changes in sales levels are predominantly due to changes in shipping volume or product mix rather than changing sales prices. Net sales for the six months ended June 30, 2000 decreased by $9.1 million, or 29.9%, to $21.2 million. The Company believes that the decrease in sales is primarily due to increased competition with respect to particular products and elimination of sales of low margin products and the sale of the seasonal products line to General Foam Plastics Corp. on May 4, 2000.

      Gross Profit Margins. Gross profit margins for the six months ended June 30, 2000 was 22.3% as compared with 25.4% in the six months ended July 4, 1999. The decrease in gross profit margin for the six months of 2000 is due to increases in the cost of petrochemical plastic resin derivatives, the under-utilization of the Company's manufacturing facility, the liquidation and clearance of old inventory, and decreases in sales volume and sales mix.

      Selling and Administrative ("S&A"). Selling and administrative expenses for the six months ended June 30, 2000 was $6.7 million as compared to $9.2 million for the six months ended July 4, 1999. Selling and administrative expenses decreased due to the Company's continuing cost cutting efforts and elimination of excess overhead costs.

      Interest Expense. Interest expense decreased to $1.5 million for the six months ended June 30, 2000 compared to $1.8 million during the six months ended July 4, 1999. This decrease is a result of lower borrowings partially offset by slightly higher interest rates.

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

Liquidity and Capital Resources

      The Company has experienced severe operating difficulties during the past several years and sales have declined over this period. The Company recorded a net loss of $3.5 million for the first six months of 2000 as compared with a net loss of $3.3 million for the first three months of 1999. The Company continues to operate under extremely tight cash constraints.

      The Company, through its domestic operating subsidiaries, has a series of cross-guaranteed secured bank facilities which currently aggregate up to $50.0 million ($40.0 million for Empire Industries and $10.0 million for the Apple Companies) available for financing. As part of the Empire Industries facility, there is a three-year term loan of $6.8 million, which requires monthly principal payments of $133,000. Also, up to $9.0 million of Empire Industries' availability is not tied by formula to the underlying assets and requires monthly repayments of $1.5 million which commenced on September 30, 1999 through February 29, 2000. The balance of the availability of borrowing for each subsidiary under the facilities is based on all domestic accounts receivable and inventory balances as defined, less outstanding commitments under letters of credit.

      The Company has financed its losses primarily by additional borrowings under its existing bank facilities. At June 30, 2000, the Company's Empire Industries and Apple subsidiaries had borrowed $20.7 million and $5.7 million, respectively, under those facilities. As of June 30, 2000, Empire Industries had an overadvance from the bank lenders of $6.7 million, which is included in the $20.7 million. As of July 12, 2000, the overadvance was $7.1 million.

      As of June 30, 2000, Empire Industries had not made $9.0 million of scheduled payments under its bank facilities and was not in compliance with certain covenants contained in its bank facilities. The bank lenders have waived the payment defaults and the covenant defaults through June 30, 2000. As of the filing of this report, Empire Industries is in default of its bank facility and the Company is in the midst of discussions with the bank on proposed amendments to the credit facilities and waivers of the current defaults. The Company has currently no availability under its line of credit for Empire Industries, although there is $0.6 million for the Apple Companies, the bank lenders have restricted funding under both facilities. In the event the parties are unable to reach agreement, the bank lenders are entitled, at their discretion, to exercise certain remedies including acceleration of repayment. If these obligations were to be accelerated, in whole or in part, there can be no assurance that the Company would be successful in identifying or consummating financing, or consummating the disposition of assets, to the extent necessary to satisfy the obligations which would become immediately due and payable. At this time, the Company has no other available sources of capital, and such acceleration would have a material adverse effect on the Company, its operations and its financial condition. In the past, the Company has been successful in obtaining necessary waivers and amendments from the bank lenders. There is no assurance that, under the current circumstances, the bank lenders will provide the Company with an amendment or waiver of the current defaults, and they have been noncommittal during the current discussions. If the outcome of negotiations with the bank lenders is unfavorable, the Company will pursue all other available options including the sale or disposition of additional product lines in order to meet its obligations or reorganization pursuant to the federal bankruptcy laws. As a result of the uncertainty related to the defaults and corresponding remedies described above, the bank facilities are shown as current liabilities on the Company's Consolidated Condensed Balance Sheets at June 30, 2000. Accordingly, the Company has a deficit in working capital of $11.5 million at June 30, 2000.

      On May 4, 2000, the Company completed the sale of its domestically manufactured decorative Holiday and Seasonal products including all machinery and equipment to General Foam Plastics Corporation ("General Foam") for approximately $3.7 million in cash. On May 8, 2000, the Company sold related finished goods inventory for the Holiday and Seasonal products to General Foam for approximately $0.8 million in cash. On June 6, 2000 the Company sold its 1.2 million square foot manufacturing facility in Tarboro, North Carolina to General Foam for approximately $3.1 million in cash. Substantially, all of the net proceeds from these sales have been used to reduce the Company's bank debt by $7.1 million. As a result of the transaction's with General Foam, the Company has sold its manufacturing equipment and has begun to outsource the manufacturing of its remaining domestic products. As a result of the preceding transactions, the Company utilized its reserves for the sale of its manufacturing facilities in the amount of $1.8 million.

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

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

      In March 2000, 200 Fifth Avenue Associates filed an action in the Supreme Court of the State of New York, County of New York against Carolina Enterprises, Inc. (the predecessor company to Empire Industries, Inc.), a subsidiary of the Company, and Empire of Carolina, Inc. This action alleges that the Company breached its lease for premises located at 200 Fifth Avenue, New York, New York. In an amended complaint filed on May 31, 2000, the plaintiff increased the amount of damages claimed from approximately $100,000 to approximately $243,000. The Company is attempting to settle this matter.

      In mid-1997, Mid-Atlantic Rigging, Inc. filed an action in the Superior Court of New Jersey, Law Division, Gloucester County, New Jersey, against Empire Industries, Inc.. This action alleged damages in excess of $100,000. This matter was referred to arbitration as required under New Jersey statute. On July 19, 2000, a non-binding arbitration award in the amount of $172,095 (inclusive of interest and attorneys' fees) was entered against Empire Industries, Inc. On August 4, 2000, Empire filed a de novo appeal of the non-binding arbitration award. Under New Jersey statute, a trial date will be scheduled within six weeks. The Company is attempting to settle this matter prior to commencement of trial.

      On July 13, 2000, Frischkorn, Inc. filed an action in the United States District Court, Eastern District of Virginia, Richmond Division, against Empire Industries, Inc. This action alleges that Empire Industries breached its agreement with Frischkorn by failing to pay for goods and materials and demands damages in excess of $214,000. The Company will attempt to settle this matter.

      The Company's operating subsidiaries and its former operating subsidiaries are subject to various types of consumer claims for personal injury from their products. The Company's subsidiaries maintain product liability insurance. Various product liability claims, each of which management believes is adequately covered by insurance and/or reserves, are currently pending.

      An unfavorable outcome of any of this litigation either individually or in the aggregate could have a material adverse effect on the Company's consolidated financial statements.

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

Item 3. Defaults Upon Senior Securities

      The Company has financed its losses primarily by additional borrowings under its existing bank facilities. At June 30, 2000, the Company's Empire Industries and Apple subsidiaries had borrowed $20.7 million and $5.7 million, respectively, under those facilities. As of June 30, 2000, Empire Industries had not made $9.0 million of scheduled payments under its bank facilities and was not in compliance with certain covenants contained in its bank facilities. The bank lenders have waived the payment defaults and the covenant defaults through June 30, 2000. As of the filing of this report, Empire Industries is in default of its bank facility and the Company is in the midst of discussions with the bank on proposed amendments to the credit facilities and waivers of the current defaults. The Company has currently no availability under its line of credit for Empire Industries. Although there is $0.6 million for the Apple Companies, the bank lenders have restricted funding under both facilities. In the event the parties are unable to reach agreement, the bank lenders are entitled, at their discretion, to exercise certain remedies including acceleration of repayment. If these obligations were to be accelerated, in whole or in part, there can be no assurance that the Company would be successful in identifying or consummating financing, or consummating the disposition of assets, to the extent necessary to satisfy the obligations which would become immediately due and payable. At this time, the Company has no other available sources of capital, and such acceleration would have a material adverse effect on the Company, its operations and its financial condition. In the past, the Company has been successful in obtaining necessary waivers and amendments from the bank lenders. There is no assurance that, under the current circumstances, the bank lenders will provide the Company with an amendment or waiver of the current defaults, and they have been noncommittal during the current discussions. If the outcome of negotiations with the bank lenders is unfavorable, the Company will pursue all other available options including the sale or disposition of additional product lines in order to meet its obligations or reorganization pursuant to the federal bankruptcy laws. As a result of the uncertainty related to the defaults and corresponding remedies described above, the bank facilities are shown as current liabilities on the Company's Consolidated Condensed Balance Sheets at June 30, 2000. Accordingly, the Company has a deficit in working capital of $11.5 million at June 30, 2000.

Item 4. Submission of Matters to a Vote of Security Holders

      The Annual Meeting of Stockholders of the Company was held May 25, 2000. The following matters were voted upon at the meeting:

1. Election by Series A Preferred Stockholders ("Series A Holders") of two members (Charles S. Holmes and James J. Pinto) to the Board of Directors and the Series A Holders and the holders of Common Stock (collectively, the "Voting Holders"), voting together, to elect five members to the Board, all such persons being elected to hold office for a one-year term and until their respective successors are duly elected and qualified. All of the nominees were re-elected to the Board.

                                                                 WITHHELD
                                                    FOR         AUTHORITY
                                                    ---         ---------
Series A Preferred Voting
Charles S. Holmes.........................          717,100           --
James J. Pinto............................          717,100           --

Preferred and Common Voting Holders
Timothy Moran.............................       11,275,102       27,962
John J. Doran.............................       11,274,102       28,962
Mark S. Rose..............................       11,274,102       28,962
Frederick W. Rosenbauer, Jr...............       11,274.102       28,962
Lenore Schupak............................       11,275,303       27,761

2. Ratification of Deloitte & Touche LLP as the Company's independent certified public accountants to audit the books of account of the Company for the year ending December 31, 2000. This proposal was voted upon by all Voting Holders.

      For..................................      11,289,782
      Against..............................           4,650
      Abstain..............................           8,632

Item 5. Other Information

      The American Stock Exchange notified the Company on August 2, 1999 that it had fallen below certain of the Exchange's continuing listing guidelines with regard to its common stock. The Company is in discussions with the Exchange as to the continued listing eligibility of the common stock. If we are unable to maintain the listing of our common stock with the Exchange, the effects of delisting could include, among other things, the limited release of the market price of the common stock and limited news coverage of the Company. These effects could materially adversely affect the trading market, liquidity and prices for our common stock.

      On May 4, 2000 the Company completed the sale of its domestically manufactured decorative Holiday and Seasonal products including all machinery and equipment to General Foam Plastics Corporation ("General Foam") for approximately $3.7 million in cash. On May 8, 2000, the Company sold related finished goods inventory for the Holiday and Seasonal products to General Foam for approximately $0.8 million in cash. On June 6, 2000 the Company sold its 1.2 million square foot manufacturing facility in Tarboro, North Carolina to General Foam for approximately $3.1 million in cash. Substantially, all of the net proceeds from these sales have been used to reduce the Company's bank debt by $7.1 million. As a result of the transaction's with General Foam, the Company has sold its manufacturing equipment and has begun to outsource the manufacturing of its remaining domestic products. As a result of the preceding transactions, the Company utilized its reserves for the sale of the manufacturing facilities in the amount of $1.8 million.

Item 6. Exhibits and Reports on Form 8-K

      (a) Index and Exhibits

Exhibit No.   Description
-----------   -----------

10.1 Asset Purchase Agreement dated May 4, 2000 between the Company and General Foam Plastics Corp.

27            Financial Data Schedule.

99            Audit Committee Charter

      (b) The following reports on Form 8-K have been filed by the Company during the last quarter of the period covered by this report:

      None

                                    SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 14, 2000

                                         EMPIRE OF CAROLINA, INC.


                                         /s/  Thomas MacDougall
                                         -----------------------------
                                              Thomas MacDougall
                                              Chief Financial Officer