Form 10-Q
period 2000-09-30
EMPIRE OF CAROLINA INC
filed 2000-11-20
CIK 312840

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)
              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

                               -------------------

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

Yes  X  No  __
     -

The number of shares outstanding of the issuer's Common Stock, $.10 par value, as November 8, 2000 was 21,617,839.

                            EMPIRE OF CAROLINA, INC.

                                      INDEX

                                                                                            Page
                                                                                            -----
Facing Sheet............................................................................... Cover Page

Index...................................................................................... 1

Part I - Financial Information                                                              2

      Item 1. Financial Statements

         Consolidated Condensed Balance Sheets

              September 30, 2000 and December 31, 1999..................................... 3
         Consolidated Condensed Statements of Operations
              Three months ended September 30, 2000 and October 3, 1999.................... 4
         Consolidated Condensed Statements of Operations
              Nine months ended September 30, 2000 and October 3, 1999..................... 5
         Consolidated Condensed Statements of Cash Flows
              Nine months ended September 30, 2000 and October 3, 1999..................... 6
         Notes to Consolidated Condensed Financial Statements.............................. 7-10

      Item 2. Management's Discussion and Analysis of Financial Conditions
               And Results of Operations................................................... 11-15

      Item 3. Quantitative and Qualitative Disclosures about Market Risk................... 15

Part II - Other Information

      Item 1. Legal Proceedings............................................................ 16

      Item 3. Defaults Upon Senior Securities.............................................. 17

      Item 5. Other Information............................................................ 17

      Item 6. Exhibits and Reports on Form 8-K............................................. 18

Signature.................................................................................. 18

PART I - FINANCIAL INFORMATION

"Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995.

This Form 10-Q contains various forward-looking statements and information, including under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations," that are based on management's beliefs as well as assumptions made by and information currently available to management, including statements regarding future economic performance and financial condition, liquidity and capital resources and management's plans and objectives. When used in this document, the words "expect," "anticipate," "estimate," "believe," and similar expressions are intended to identify forward-looking statements. Such statements are subject to various risks and uncertainties which could cause actual results to vary materially from those stated. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, expected or projected. Such risks and uncertainties include the Company's ability to manage inventory production and costs, to meet potential increases or decreases in demand, potential adverse customer impact due to delivery delays including effects on existing and future orders, competitive practices in the toy and golf industries, changing consumer preferences and risks associated with consumer acceptance of new product introductions, potential increases in raw material prices, potential delays or production problems associated with foreign sourcing of production and the impact of pricing policies including providing discounts and allowances, reliance on key customers, the seasonality of the Company's business, the ability of the Company to maintain DIP financing, to comply with the terms and covenants of the DIP financing and the ability of the Company to complete a substantial reorganization of its debt obligations, and the Company's ability to obtain additional capital to meet cash flow and working capital needs and to fund future commitments and operations. Certain of these as well as other risks and uncertainties are described in more detail in the Company's Annual Report on Form 10-K for the year ended December 31, 1999 and the Company's Registration Statement on Form S-3 filed under the Securities Act of 1933, Registration No. 333-57963. The Company undertakes no obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

Item 1.     Financial Statements

                   EMPIRE OF CAROLINA, INC., AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                       (In thousands except share amounts)

                                                                              September 30,      December 31,
                                                                                  2000              1999
                                                                               ----------        ----------
                                                                                       (unaudited)
                                                                                                 C>
ASSETS
Current Assets:
  Cash and cash equivalents                                                    $     795         $   1,589
  Accounts receivable, net                                                        12,474            16,708
  Inventories, net                                                                 9,445            12,144
  Prepaid expenses and other current assets                                          543               301
                                                                               ---------         ---------
      Total current assets                                                        23,257            30,742

Property, plant and equipment, net                                                 1,921            11,413

Excess cost over fair value of net assets acquired, net                           10,527            11,392

Trademarks, patents, tradenames and licenses, net                                  4,688             5,287

Other noncurrent assets                                                            1,116               268

                                                                               ---------         ---------
      Total Assets                                                             $  41,509         $  59,102
                                                                               =========         =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

  Notes payable and current portion of long-term debt                          $  26,337         $  34,096
  Accounts payable - trade                                                         6,020             6,748
  Other accrued liabilities                                                        4,883             7,834
                                                                               ---------         ---------
      Total current liabilities                                                   37,240            48,678
                                                                               ---------         ---------
Long-Term Liabilities:
  Long-term debt                                                                     625               625
  Other noncurrent liabilities                                                     1,192             1,040
                                                                               ---------         ---------
      Total long-term liabilities                                                  1,817             1,665
                                                                               ---------         ---------
      Total liabilities                                                           39,057            50,343
                                                                               ---------         ---------

Commitments and Contingencies (Note 3)
Stockholders' Equity:

  Common stock, $.10 par value, 60,000,000 shares authorized, shares
    Issued and outstanding: 2000 - 21,618,000 and 1999 - 19,667,000                2,162             1,967

  Preferred stock, $.01 par value, 5,000,000 shares authorized. Issued and outstanding: 2000 - 1,431,000 and 1999 - 1,487,000 Shares of Series A convertible preferred stock and 2000 - 1,451 and

   1999 - 1,451 shares of Series C convertible preferred stock                        13                15
  Additional paid-in capital                                                     115,664           115,824
  Deficit                                                                       (115,387)         (109,047)
                                                                               ---------         ---------
      Total stockholders' equity                                                   2,452             8,759
                                                                               ---------         ---------

      Total Liabilities and Stockholders' Equity                               $  41,509         $  59,102
                                                                               =========         =========

            See notes to consolidated condensed financial statements.

                   EMPIRE OF CAROLINA, INC., AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
               (In thousands except per share amounts) (Unaudited)


                                                  Quarter Ended    Quarter Ended
                                                  September 30,     October 3,
                                                     2000             1999
                                                   --------         ---------


Net Sales                                          $ 10,688         $ 19,778

Cost of Sales                                         9,845           16,144
                                                   --------         --------
Gross Profit                                            843            3,634

Selling and Administrative Expense                    2,856            4,026

Operating Loss                                       (2,013)            (392)
Other Non-operating Income                               --              450
Interest Expense                                       (823)            (793)

Loss Before Income Taxes                             (2,836)            (735)

Income Tax Expense                                       10               --
                                                   --------         --------
Net Loss                                           ($ 2,846)        ($   735)
                                                   ========         ========

Loss Per Common Share -
   Basic and diluted                               ($  0.13)        ($  0.04)
                                                   ========         ========

Weighted average number of common shares
   outstanding -
   Basic and diluted                                 21,592           18,125
                                                   ========         ========


            See notes to consolidated condensed financial statements

                   EMPIRE OF CAROLINA, INC., AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

               (In thousands except per share amounts) (Unaudited)


                                           Nine Months Ended  Nine Months Ended
                                              September 30,      October 3,
                                                  2000             1999
                                                --------         ---------
Net Sales                                       $ 31,938         $ 50,082

Cost of Sales                                     26,355           38,756
                                                --------         --------
Gross Profit                                       5,583           11,326

Selling and Administrative Expense                 9,574           13,208

Operating Loss                                    (3,991)          (1,882)
Other Non-operating Income                            --              450
Interest Expense                                  (2,301)          (2,569)

Loss Before Income Taxes                          (6,292)          (4,001)

Income Tax Expense                                    48               --

                                                --------         --------
Net Loss                                        ($ 6,340)        ($ 4,001)
                                                ========         ========
Loss Per Common Share -
   Basic and diluted                            ($  0.30)        ($  0.23)
                                                ========         ========

Weighted average number of common shares
   outstanding -
   Basic and diluted                              20,825           17,186
                                                ========         ========


            See notes to consolidated condensed financial statements.

                   EMPIRE OF CAROLINA, INC., AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                            (Unaudited)(In Thousands)

                                                                      Nine Months Ended     Nine Months Ended
                                                                        September 30,          October 3,
                                                                            2000                 1999
                                                                         ---------            ---------
Cash Flows From Operating Activities:
Net loss                                                                 ($ 6,340)            ($ 4,001)
Loss on sale of assets                                                      1,772
Adjustments to reconcile net loss to net cash used in
Operating activities:
  Depreciation and amortization                                             2,239                3,301
  Other                                                                    (2,614)               1,413
  Changes in assets and liabilities                                         5,056              (11,502)
                                                                         --------             --------
         Net cash provided by (used in) operating activities                  113              (10,789)
                                                                         --------             --------
Cash Flows From Investing Activities:
  Capital expenditures                                                        (20)              (2,644)
  Net proceeds from sale of assets                                          7,497
                                                                         --------             --------
          Net cash provided by (used in) investing activities               7,477               (2,644)
                                                                         --------             --------
Cash Flows From Financing Activities:
  Borrowings (repayments) under lines of credit                            (7,759)              11,729
  Repayments of notes payable                                                (625)                (625)
                                                                         --------             --------
          Net cash provided by (used in) financing activities              (8,384)              11,104
                                                                         --------             --------
Net Decrease in Cash and Cash Equivalents                                    (794)              (2,329)

Cash and Cash Equivalents, Beginning of Period                              1,589                4,295
                                                                         --------             --------
Cash and Cash Equivalents, End of Period                                 $    795             $  1,966
                                                                         ========             ========

Supplemental Disclosures of Cash Flow Information:
   Cash paid during the period for:
      Interest                                                           $  2,301             $  2,086
      Income taxes, (net of refunds)                                          157                  125

            See notes to consolidated condensed financial statements.

                    EMPIRE OF CAROLINA, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
            Nine Months Ended September 30, 2000 and October 3, 1999
                                   (Unaudited)

1.    SUMMARY OF BUSINESS OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

      The accompanying unaudited consolidated condensed financial statements have been prepared by the Company pursuant the rules and regulations of the Securities and Exchange Commission ("SEC") and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the SEC. The Company believes that the disclosures contained herein are adequate to make the information presented not misleading. The consolidated statements of operations for the nine months ended September 30, 2000 are not necessarily indicative of the results to be expected for the full year. These unaudited financial statements should be read in conjunction with the audited financial statements and accompanying notes included in the Company's 1999 Annual Report on Form 10-K for the year ended December 31, 1999.

      The consolidated condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Recurring losses from operations and operating cash constraints, as well as the filings described under "Filing of Petition for Reorganization under Chapter 11" below, are potential factors which, among others, may indicate that the Company will be unable to continue as a going concern for a reasonable period of time. The independent auditors' report on the December 31, 1999 financial statements stated that "... the Company's recurring losses from operations and current cash constraints raise substantial doubt about the Company's ability to continue as a going concern . . . . The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty." Furthermore, the Company's ability to continue as a going concern is dependent upon, among other things, the ability to formulate a plan of reorganization that will be confirmed by the Court, maintain financing as the debtor-in-possession, achieve profitable operations and generate sufficient cash from operations, financing sources or through the sale of assets to meet its obligations.

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

      Filing of Petitions for Reorganization under Chapter 11 - On November 17, 2000 (the "Petition Date"), Empire of Carolina, Inc., and its wholly-owned subsidiary, Empire Industries, Inc. (collectively, the "Filing Parties") filed voluntary petitions (the "Petitions") for reorganization under Chapter 11 of the U.S. Bankruptcy Code (the "Chapter 11 Cases") with the United States Bankruptcy Court for the Southern District of Florida, West Palm Beach Division (the "Court"). Neither Apple Sports, Inc., Apple Golf Shoes, Inc., or Dorson Sports, Inc. (collectively, the "Apple Companies"), all of which operate the Company's consumer sports line, nor any other affiliates or subsidiaries of the Filing Parties, have filed petitions at this time. The Company expects that other subsidiaries will file petitions as related cases in the future. Under Chapter 11, the Filing Parties are operating their businesses as debtor-in-possession under the supervision of the Court. Under these proceedings, substantially all liabilities, litigation and claims against the Filing Parties and other contractual obligations of the Filing Parties in existence at the Petition Date are stayed. In addition, the Filing Parties may reject executory contracts and lease obligations, and parties affected by these rejections may file claims with the Court in accordance with the reorganization process. All of the liabilities of the Filing Parties as of the Petition Date are subject to allowance and payment under a plan of reorganization to be voted upon by all impaired classes of creditors and equity security holders and approved by the Court. The Filing Parties are working toward the preparation of a plan of reorganization, which may include the sale of all or substantially all of the assets of Empire Industries, Inc. and Empire of Carolina, Inc. including the assets of the Apple Companies.

      Debtor-In-Possession Facility - On November 17, 2000, the Filing Parties entered into an interim debtor-in-possession ("DIP") financing facility with LaSalle National Bank, as agent for itself and the pre-Petition lenders ("LaSalle"), to finance, among other things, the Filing Parties' working capital requirements during the Chapter 11 reorganization proceedings. The Filing Parties are seeking immediate approval of the DIP facility by the Court. The facility will provide financing for the period ending January 31, 2001 of additional borrowings of up to $3,557,000 and will permit the use by the Filing Parties of cash collateral currently pledged under the Filing Parties' pre-Petition bank facility with LaSalle, which as of the Petition Date, had revolving loans extended of approximately $18.4 million.

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

      2. ACCOUNTS RECEIVABLE

     A summary of accounts receivable at September 30, 2000 and December 31, 1999 is as follows (in thousands):

                                            September 30,    December 31,
                                               2000             1999
                                             ---------       ----------
Gross Receivables                            $  16,817       $   23,986
Less: Allowances and other deductions           (4,343)          (7,278)
                                             ---------       ----------
      Net receivables                        $  12,474       $   16,708
                                             =========       ==========


3.    INVENTORIES

      A summary of inventories, by major classification, at September 30, 2000 and December 31, 1999 is as follows (in thousands):


                                            September 30,    December 31,
                                               2000             1999
                                            ---------       ----------
Finished Goods                              $  10,256       $   10,730
Raw Materials and purchased parts               1,671            3,384
Work-in-process                                   430              621
                                            ---------       ----------
     Subtotal                                  12,357           14,735
Less: Reserve for obsolescence                 (2,912)          (2,591)
                                            ---------       ----------
      Total Inventory                       $   9,445       $   12,144
                                            =========       ==========

4.    COMMITMENTS AND CONTINGENCIES

      Royalty agreements - The Company is obligated to pay certain minimum royalties under various trademark license agreements that aggregate approximately $4.9 million through their initial minimum terms expiring through June 30, 2002.

      Letters of credit - The Company had outstanding commitments under letters of credit totaling approximately $1,043,000 at September 30, 2000 compared to $1,064,000 at December 31, 1999.

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

      Litigation - On November 17, 2000, Empire of Carolina, Inc. and Empire Industries, Inc. filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code with the United States Bankruptcy Court for the Southern District of Florida, West Palm Beach Division. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Filing of Petitions for Reorganization under Chapter 11." As a result of the filing of the Chapter 11 Cases, the cases mentioned below have been stayed pursuant to the United States Bankruptcy Code.

      In mid-1997, Mid-Atlantic Rigging, Inc. filed an action in the Superior Court of New Jersey, Law Division, Gloucester County, New Jersey, against Empire Industries, Inc. This action alleges damages in excess of $100,000. This matter was referred to arbitration as required under New Jersey statute. On July 19, 2000, a non-binding arbitration award in the amount of $172,095 (inclusive of interest and attorneys' fees) was entered against Empire Industries, Inc. On August 4, 2000, Empire filed a de novo appeal of the non-binding arbitration award. This matter has been set for trial commencing November 27, 2000.

      On July 13, 2000, Frischkorn, Inc. filed an action in the United States District Court, Eastern District of Virginia, Richmond Division, against Empire Industries, Inc. This action alleges that Empire Industries breached its agreement with Frischkorn by failing to pay for goods and materials and demands damages in excess of $214,000. A judgment in the amount of $230,000 was entered against the Company on or about November 16, 2000.

      During December 1990, George Delaney and Rehkemper I.D., Inc. filed a lawsuit in the Circuit Court of Cook County, Illinois, Chancery Division, against Marchon, Inc. claiming infringement of various intellectual property rights and failure to pay royalties related to Marchon's development and sale of various toys allegedly designed by plaintiffs. The Company was added as a defendant after its acquisition of Marchon in October 1994. In August 1999, the Company agreed to settle the litigation for $750,000. Pursuant to the settlement agreement, the Company paid to the plaintiffs $350,000 on September 28, 1999 and was obligated to pay an additional $400,000 in quarterly payments of $50,000 commencing March 31, 2000. The Court entered an Order of Dismissal with Prejudice on September 17, 1999. The Company defaulted on its payment due September 30, 2000, and in November 2000, Plaintiffs filed a motion with the Court requesting entry of a default judgment. The Company expects that judgment will be entered in an amount in excess of $300,000.

      In December 1999, Quality Temporary Services, Inc. filed suit in the United States District Court, Eastern District of Michigan, against the Company alleging failure by the Company to pay amounts outstanding for temporary staffing costs provided by Quality Temporary Services. The complaint alleged that the Company owed Quality Temporary Services the sum of $489,499 plus interest. In January 2000, the Company entered into a settlement agreement pursuant to which the Company agreed to pay the entire outstanding amount due together with interest, accruing from March 1, 2000 on the unpaid principal balance at the rate of 7% per annum. Payments commenced January 31, 2000, and were to be made in approximately equal installments each week through January 2001. An Order of Dismissal without Prejudice was entered by the Court in January 2000. The

Company defaulted on its payment due in August 2000, and in October 2000, Plaintiffs filed a motion with the Court requesting entry of a consent judgment in an amount in excess of $400,000.

            Marvin Smollar, a former director of the Company, was the defendant in a suit filed by the Company in January 1997 which sought to enforce a certain guarantee by Mr. Smollar of debt owed to the Company by 555 Corporate Woods Parkway, Inc. Mr. Smollar denied the allegations in the Company's complaint. On February 24, 1997, Mr. Smollar commenced an action in the Circuit Court of Palm Beach County, Florida captioned Marvin Smollar v. Empire of Carolina, Inc. claiming (a) breach of his employment agreement, (b) breach of a Marchon phantom stock plan agreement and (c) breach of an oral agreement to pay relocation expenses, and seeking injunctive relief enjoining the Executive Committee of the Board of Directors from taking certain actions. During January 1998, the Company and Mr. Smollar entered into a settlement agreement resolving each of these claims in addition to a claim that had been brought by 1431 Kingsland Avenue, L.P., alleging that the Company had breached a lease at 1431 Kingsland Avenue in Pagedale, Missouri. In September 2000, the Company defaulted on payments due to Mr. Smollar under the settlement agreement and on October 5, 2000, on Mr. Smollar's motion, the Court entered a default judgment against the Company in the sum of $470,000.

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

      Contingencies - The Company has been identified as a potentially responsible party, along with numerous other parties, at various U. S. Environmental Protection Agency ("EPA") designated superfund sites. The Company is vigorously contesting these matters. It is the Company's policy to accrue remediation costs when it is possible that such costs will be incurred and when they can be reasonably estimated. As of December 31, 1999 and September 30, 2000, the Company had reserves for environmental liabilities of $98,000. The amount accrued for environmental liabilities was determined without consideration of probable recoveries from third parties. Estimates of costs for future remediation are necessarily imprecise due to, among other things, the allocation of costs among potentially responsible parties. Although it is possible that additional environmental liability related to these matters could result in amounts that could be material to the Company's consolidated financial statements, a reasonably possible range of such amounts cannot presently be estimated. Based upon the facts presently known, the large number of other potentially responsible parties and potential defenses that exist, the Company believes that its share of the costs of cleanup for its current remediation sites will not, in the aggregate, have a material adverse impact on its consolidated financial statements.

5.    STOCKHOLDERS' EQUITY

      During the first nine months of 2000, 203,400 shares of Series A Preferred Stock were converted to 1,627,200 shares of Common Stock. The effect of the conversion resulted in an increase in common stock value of $162,000, a decrease in Preferred Stock value of $2,000, and a decrease in additional paid-in capital of $160,000.

      During July 2000, the Company issued 330,000 shares of Common Stock in lieu of directors and consulting fees resulting in an increase in Common Stock of $33,000 and a decrease in other accrued liabilities of $33,000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

`Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995.

Certain items discussed or incorporated by reference herein contain forward-looking statements that involve risks and uncertainties including, but not limited to, the Company's ability to manage inventory production and costs, to meet potential increases or decreases in demand, potential adverse customer impact due to delivery delays including effects on existing and future orders, competitive practices in the toy and golf industries, changing consumer preferences and risks associated with consumer acceptance of new product introductions, potential increases in raw material prices, potential delays or production problems associated with foreign sourcing of production and the impact of pricing policies including providing discounts and allowances, reliance on key customers, the seasonality of the Company's business, the ability of the Company to maintain DIP financing, to comply with the terms and covenants of the DIP financing and to complete a substantial reorganization of its debt obligations, and the Company's ability to obtain additional capital to meet cash flow and working capital needs and to fund future commitments and operations.

General

      The Company designs, develops, and markets a broad variety of consumer products including children's toys, golf footwear and accessories, sports boards and accessories, and seasonal outdoor sports activity products. The Company's line of toys includes the classic Big Wheel(R) ride-on toys, Grand Champions(R) collectible horses, and Buddy L(R) cars and trucks. Its consumer sports line, which is operated by Apple Sports, Inc., apple Golf Shoes, Inc. and Dorson Sports, Inc., all wholly owned subsidiaries of the Company, includes Wilson(R) golf shoes and accessories and MONGOOSE(R) sports boards and accessories.

Results of Operations

Third Quarter Ended September 30, 2000 Compared to Third Quarter Ended October 3, 1999

      Net Loss. The net loss for the quarter ended September 30, 2000 was $2.8 million as compared to $0.7 million for the quarter ended October 3, 1999. The 1999 quarter included a gain of $0.45 million from proceeds of the Company's business interruption policy due to Hurricane Floyd. The increase in the net loss was attributable to lower sales volume and increase in the allowance for sales returns, partially offset by lower SG&A expenses of $1.2 million as compared to the prior year's third quarter.

      Net Sales. The nature of the Company's business is such that year to year changes in sales levels are predominantly due to changes in shipping volume or product mix rather than changing sales prices. Net sales for the quarter ended September 30, 2000 decreased by $9.1 million, or 46.0%, to $10.7 million. The Company believes that the decrease in sales is primarily due to the sale of the seasonal products line to General Foam Inc. on May 4, 2000 and to a lesser extent, to increased competition with respect to particular products and the elimination of sales of low margin products.

      Gross Profit Margins. Gross profit margins for the quarter ended September 30, 2000 was 7.9% as compared with 18.4% in the quarter ended October 3, 1999. The decrease in gross profit margin for the third quarter of 2000 is due to lower sales volumes and sales mix, and an increase in the allowance for sales returns of $0.5 million.

      Selling and Administrative ("S&A"). Selling and administrative expenses for the quarter ended September 30, 2000 was $2.9 million as compared to $4.0 million for the quarter ended October 3, 1999. Selling and administrative expenses decreased due to the Company's continuing cost cutting efforts and elimination of excess overhead costs due to the sale of the seasonal products lines and the Tarboro, N.C. manufacturing facility to General Foam Inc. in May and June, 2000.

      Interest Expense. Interest expense increased slightly to $0.82 million for the third quarter of 2000 compared to $0.79 million during the third quarter of 1999. This increase is a result of higher interest rates in the current quarter as compared to the third quarter of 1999.

Nine Months Ended September 30, 2000 Compared to Nine Months October 3, 1999

      Net Loss. The net loss for the nine months ended September 30, 2000 was $6.3 million as compared to $4.0 million for the quarter ended October 3, 1999. The increase in the net loss was attributable to lower sales volume, an increase in the allowance for sales returns, increases in the cost of petrochemical plastic resin derivatives, and the under-utilization of the Company's manufacturing facility in Tarboro, North Carolina, partially offset by lower selling and administrative expense and interest expense. The 1999 figures included a gain of $0.45 million from proceeds of the Company's business interruption policy due to Hurricane Floyd.

      Net Sales. The nature of the Company's business is such that year to year changes in sales levels are predominantly due to changes in shipping volume or product mix rather than changing sales prices. Net sales for the nine months ended September 30, 2000 decreased by $18.1 million, or 36.2%, to $31.9 million. The Company believes that the decrease in sales is primarily due to increased competition with respect to particular products and elimination of sales of low margin products and the sale of the seasonal products line to General Foam on May 4, 2000.

      Gross Profit Margins. Gross profit margins for the nine months ended September 30, 2000 was 17.5% as compared with 22.6% in the nine months ended October 3, 1999. The decrease in gross profit margin for the nine months of 2000 is due to lower sales volumes and sales mix, an increase in the allowance for sales returns, an increases in the cost of petrochemical plastic resin derivatives, the under-utilization of the Company's manufacturing facility, and the liquidation and clearance of old inventory.

      Selling and Administrative ("S&A"). Selling and administrative expenses for the nine months ended September 30, 2000 was $9.6 million as compared to $13.2 million for the nine months ended October 3, 1999. Selling and administrative expenses decreased due to the Company's continuing cost cutting efforts and elimination of excess overhead costs due to the sale of the seasonal products line to General Foam on May 4, 2000.

      Interest Expense. Interest expense decreased to $2.3 million for the nine months of 2000 compared to $2.6 million during the nine months of 1999. This decrease is a result of lower borrowings offset by slightly higher interest rates.

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

Liquidity and Capital Resources

Overview

      The Company has experienced severe operating difficulties during the past several years and sales have declined over this period. The Company recorded a net loss of $6.3 million for the first nine months of 2000 as compared with a net loss of $4.0 million for the first nine months of 1999.

      Prior to the Petition Date (as defined below), the Company financed its losses primarily by additional borrowings under its existing bank credit facilities. The Company, through its domestic operating subsidiaries, has a series of cross-guaranteed secured bank facilities which currently aggregate up to $50.0 million ($40.0 million for Empire Industries and $10.0 million for the Apple Companies (as defined below)) available for financing. As part of the Empire Industries facility, there is a three-year term loan of $6.8 million, which requires monthly principal payments of $133,000. Also, up to $9.0 million of Empire Industries' availability was not tied by formula to the underlying assets and required monthly repayments of $1.5 million commencing September 30, 1999 through February 29, 2000. The balance of the availability of borrowing for each subsidiary under the facilities is based on all domestic accounts receivable and inventory balances as defined, less outstanding commitments under letters of credit.

      At September 30, 2000, Empire Industries and the Apple Companies had borrowed $19.1 million and $6.5 million, respectively, under their respective facilities. As of the Petition Date, Empire Industries had borrowed $18,415,432 under its facilities. As of September 30, 2000, Empire Industries had an overadvance from its bank lenders of $3.1 million, which is included in the $19.1 million. As of October 20, 2000, the overadvance was $3.3 million. As of September 30, 2000, Empire Industries had not made $9.0 million of scheduled payments under its bank facilities and was not in compliance with certain covenants contained in its bank facilities. Empire Industries is currently in default of its bank facility. The bank lenders have not waived either the payment defaults or the covenant defaults. As a result of the defaults, the bank facilities are shown as current liabilities on the Company's consolidated Condensed Balance Sheets at September 30, 2000. Accordingly, at September 30, 2000, the Company had a deficit in working capital of approximately $14.4 million.

Filing of Petition for Reorganization under Chapter 11

      On November 17, 2000 (the "Petition Date"), Empire of Carolina, Inc., and its wholly-owned subsidiary, Empire Industries, Inc. (collectively, the "Filing Parties") filed voluntary petitions (the "Petitions") for reorganization under Chapter 11 of the U.S. Bankruptcy Code (the "Chapter 11 Cases") with the United States Bankruptcy Court for the Southern District of Florida, West Palm Beach Division (the "Court"). Neither Apple Sports, Inc., Apple Golf Shoes, Inc., or Dorson Sports, Inc. (collectively, the "Apple Companies"), all of which operate the Company's consumer sports line, nor any other affiliates or subsidiaries of the Filing Parties, have filed petitions at this time. The Company expects that other subsidiaries will file petitions as related cases in the future. The Filing Parties filed to address certain serious operational and liquidity issues. The Filing Parties' liquidity position for the remainder of fiscal 2000 and the first half of fiscal 2001 will be impacted primarily by the effects of the Chapter 11 petitions. The Filing Parties' uses of capital for the remainder of fiscal 2000 are expected to include working capital for operating expenses and satisfaction of current liabilities, interest payments on outstanding borrowings and costs associated with the Chapter 11 petitions. The Filing Parties' capital resources cannot be determined until a plan of reorganization has been developed and confirmed in accordance with the Chapter 11 proceedings.

     Under Chapter 11, the Filing Parties are operating their businesses as debtor-in-possession under the supervision of the Court. Under these proceedings, substantially all liabilities, litigation and claims against the Filing Parties and other contractual obligations in existence at the Petition Date are stayed. In addition, the Filing Parties may reject executory contracts and lease obligations, and parties affected by these rejections may file claims with the Court in accordance with the reorganization process. To date, the Filing Parties have sought Court approval to pay customary pre-petition obligations associated with the daily operations of their businesses, including employee wages, suppliers invoices, and other obligations. The Filing Parties have not completed their review of all of pre-petition contracts and leases for assumption or rejection.

      All of the liabilities of the Filing Parties as of the Petition Date are subject to allowance and payment under a plan of reorganization which will be voted upon by all impaired classes of creditors and equity security holders and approved by the Court. The Filing Parties are working toward the preparation of a plan of reorganization, which may include the sale of all or substantially all of the assets of Empire industries, Inc. and Empire of Carolina, Inc. including the assets of the Apple Companies. The ultimate amount of, and settlement time for, the liabilities of the Filing Parties are not presently determinable.

Debtor-In-Possession Facility

      On November 17, 2000, the Filing Parties entered into an interim debtor-in-possession ("DIP") financing facility with LaSalle National Bank, as agent for itself and the pre-Petition lenders ("LaSalle"), to finance, among other things, the Filing Parties' working capital requirements during the Chapter 11 reorganization proceedings. The Filing Parties are seeking immediate approval of the DIP facility by the Court. The facility will provide financing for the period ending January 31, 2001 of up to $3,557,000 and will permit the use by the Filing Parties of cash collateral currently pledged under the Filing Parties' pre-Petition bank facility with LaSalle. Borrowings under the DIP financing bear interest at the rate the Filing Parties paid under their pre-Petition credit facilities, and are secured by substantially all of the Filing Parties' assets. As of the Petition Date, the credit facility had revolving loans extended of approximately $18.4 million. The facility contains certain restrictive covenants including maintenance of certain financial levels such as defined earnings before interest, taxes, depreciation and amortization and limitations on incurrence of additional indebtedness, capital expenditures, asset sales and payment of dividends. The DIP facility terminates upon the earlier to occur of January 31, 2001 and the occurrence of other events of default as provided therein. As a result of the funding available under the DIP facility, employees and suppliers of the Filing Parties will continue to be paid in the ordinary course.

Apple Companies

      The Apple Companies are current in their payment obligations under their separate bank credit facility and there are no covenant defaults, except that the Apple facility is cross-guaranteed and cross defaulted with defaults under the Empire Industries facility. In addition, Empire of Carolina, Inc. has pledged the stock of the Apple Companies as collateral for its guaranty of the Empire Industries facilities. The Apple Companies as guarantors of the Empire Industries credit facility have granted security interests in their assets to secure the Empire Industries credit facility. As a result of the guarantee and pledge of assets and Empire's defaults, the Apple Companies credit facility is shown as a current liability on the Consolidated Balance Sheets at September 30, 2000. In addition, Empire Industries, Inc. is a guarantor on the Apple Companies credit facility and the filing by Empire Industries, Inc. of the Petition under Chapter 11, if it is not dismissed within thirty (30) days of filing, constitutes an event of default under the Apple Companies credit facility. Pursuant to the terms of the DIP facility, however, the lenders have agreed to forebear from foreclosing their lien or otherwise taking any action against the Apple Companies with respect to the defaults by Empire Industries in existence on the Petition Date.

      The Apple Companies cannot use any of the borrowing proceeds of the DIP facility and will continue to borrow against their existing credit facility to meet their working capital requirements, unless and until the lenders declare an event of default under the Apple Companies' facility or there is a default under the DIP facility. At this time, the Apple Companies have no other available sources of capital.

Sale of Assets

      On May 4, 2000, the Company completed the sale of its domestically manufactured decorative Holiday and Seasonal products, including all machinery and equipment, to General Foam Plastics Corporation ("General Foam") for approximately $3.7 million in cash. On May 8, 2000, the Company sold related finished goods inventory for the Holiday and Seasonal products to General Foam for approximately $0.8 million in cash. On June 6, 2000, the Company sold its
1.2 million square foot manufacturing facility in Tarboro, North Carolina to General Foam for approximately $3.1 million in cash. The net proceeds from these sales have been used to reduce the Company's bank debt. As a result of the transactions with General Foam, the Company has sold its manufacturing equipment and has begun to outsource the manufacturing of its remaining domestic products.

As a result of the preceding transactions, the Company recorded a gain of $1.3 million on the sale of equipment, and a loss of $2.7 million on the sale of the building, and a loss of $0.4 million on the sale of inventory.

Going Concern

      The consolidated condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Recurring losses from operations and operating cash constraints as well as the filings described under "Filing of Petition for Reorganization under Chapter 11," are potential factors which, among others, may indicate that the Company will be unable to continue as a going concern for a reasonable period of time. The independent auditors' report on the December 31, 1999 financial statements stated that "... the Company's recurring losses from operations and current cash constraints raise substantial doubt about the Company's ability to continue as a going concern . . . . The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty."

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

                           PART II - OTHER INFORMATION

Item 1.    Legal Proceedings

      On November 17, 2000, Empire of Carolina, Inc. and Empire Industries, Inc. filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code with the United States Bankruptcy Court for the Southern District of Florida, West Palm Beach Division. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources
- Filing of Petitions for Reorganization under Chapter 11." As a result of the filing of the Chapter 11 Cases, the cases mentioned below have been stayed pursuant to the United States Bankruptcy Code.

      In mid-1997, Mid-Atlantic Rigging, Inc. filed an action in the Superior Court of New Jersey, Law Division, Gloucester County, New Jersey, against Empire Industries, Inc.. This action alleged damages in excess of $100,000. This matter was referred to arbitration as required under New Jersey statute. On July 19, 2000, a non-binding arbitration award in the amount of $172,095 (inclusive of interest and attorneys' fees) was entered against Empire Industries, Inc. On August 4, 2000, Empire filed a de novo appeal of the non-binding arbitration award. This matter has been set for trial commencing November 27, 2000.

      On July 13, 2000, Frischkorn, Inc. filed an action in the United States District Court, Eastern District of Virginia, Richmond Division, against Empire Industries, Inc. This action alleges that Empire Industries breached its agreement with Frischkorn by failing to pay for goods and materials and demands damages in excess of $214,000. A judgment in the amount of $230,000 was entered against the Company on or about November 16, 2000.

      During December 1990, George Delaney and Rehkemper I.D., Inc. filed a lawsuit in the Circuit Court of Cook County, Illinois, Chancery Division, against Marchon, Inc. claiming infringement of various intellectual property rights and failure to pay royalties related to Marchon's development and sale of various toys allegedly designed by plaintiffs. The Company was added as a defendant after its acquisition of Marchon in October 1994. In August 1999, the Company agreed to settle the litigation for $750,000. Pursuant to the settlement agreement, the Company paid to the plaintiffs $350,000 on September 28, 1999 and was obligated to pay an additional $400,000 in quarterly payments of $50,000 commencing March 31, 2000. The Court entered an Order of Dismissal with Prejudice on September 17, 1999. The Company defaulted on its payment due September 30, 2000 and in November 2000, Plaintiffs filed a motion with the Court requesting entry of a default judgment. The Company expects that judgment will be entered an amount in excess of $300,000.

      In December 1999, Quality Temporary Services, Inc. filed suit in the United States District Court, Eastern District of Michigan, against the Company alleging failure by the Company to pay amounts outstanding for temporary staffing costs provided by Quality Temporary Services. The complaint alleged that the Company owed Quality Temporary Services the sum of $489,499 plus interest. In January 2000, the Company entered into a settlement agreement pursuant to which the Company agreed to pay the entire outstanding amount due together with interest, accruing from March 1, 2000 on the unpaid principal balance at the rate of 7% per annum. Payments commenced January 31, 2000, and were to be made in approximately equal installments each week through January 2001. An Order of Dismissal without Prejudice was entered by the Court in January 2000. The Company defaulted on its payment due in August 2000, and in October 2000, Plaintiffs filed a motion with the Court requesting entry of a consent judgment in an amount in excess of $400,000.

            Marvin Smollar, a former director of the Company, was the defendant in a suit filed by the Company in January 1997 which sought to enforce a certain guarantee by Mr. Smollar of debt owed to the Company by 555 Corporate Woods Parkway, Inc. Mr. Smollar denied the allegations in the Company's complaint. On February 24, 1997, Mr. Smollar commenced an action in the Circuit Court of Palm Beach County, Florida captioned Marvin Smollar v. Empire of Carolina, Inc. claiming (a) breach of his employment agreement, (b) breach of a Marchon phantom stock plan agreement and (c) breach of an oral agreement to pay relocation expenses, and seeking injunctive relief enjoining the Executive Committee of the Board of Directors from taking certain actions. During January 1998, the Company and Mr. Smollar entered into a settlement agreement resolving each of these claims in addition to a claim that had been brought by 1431 Kingsland Avenue, L.P., alleging that the Company had breached a lease at 1431 Kingsland Avenue in Pagedale, Missouri. The Company defaulted on payments due to Mr. Smollar under the settlement agreement and on October 5, 2000, on Mr. Smollar's motion, the Court entered a default judgment against the Company in the sum of $470,000.

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

      Contingencies - The Company has been identified as a potentially responsible party, along with numerous other parties, at various U. S. Environmental Protection Agency ("EPA") designated superfund sites. The Company is vigorously contesting these matters. It is the Company's policy to accrue remediation costs when it is possible that such costs will be incurred and when they can be reasonably estimated. As of December 31, 1999 and September 30, 2000, the Company had reserves for environmental liabilities of $98,000. The amount accrued for environmental liabilities was determined without consideration of probable recoveries from third parties. Estimates of costs for future remediation are necessarily imprecise due to, among other things, the allocation of costs among potentially responsible parties. Although it is possible that additional environmental liability related to these matters could result in amounts that could be material to the Company's consolidated financial statements, a reasonably possible range of such amounts cannot presently be estimated. Based upon the facts presently known, the large number of other potentially responsible parties and potential defenses that exist, the Company believes that its share of the costs of cleanup for its current remediation sites will not, in the aggregate, have a material adverse impact on its consolidated financial statements.

Item 3.    Defaults Upon Senior Securities

      Substantially all of the Filing Parties' liabilities are subject to settlement under the reorganization proceedings. Prior to the Petition Date, the Company financed its losses primarily by additional borrowings under its existing bank credit facilities. At September 30, 2000, the Company's Empire Industries and Apple subsidiaries had borrowed $19.1 million and $6.5 million, respectively, under those facilities. As of September 30, 2000, Empire Industries had an overadvance from its bank lenders of $3.1 million, which is included in the $19.1 million. As of October 20, 2000, the overadvance was $3.3 million. As of September 30, 2000, Empire Industries had not made $9.0 million of scheduled payments under its bank facilities and was not in compliance with certain covenants contained in its bank facilities. Empire Industries is currently in default of its bank facility. The bank lenders have not waived the payment defaults or the covenant defaults. The ultimate adequacy of security for any secured debt obligations and settlement of all liabilities and obligations cannot be determined until a plan of reorganization is confirmed. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" and "--- Filing of Petition for Reorganization under Chapter 11."

Item 5.  Other Information

           On September 26, 2000, the Company was informed by the American Stock Exchange ("Amex") that it had determined to remove our common stock, Series A preferred stock and warrants from listing as the Company did not meet the Amex's criteria for continued listing. These criteria include minimum levels of shareholders equity and the absence of years of net losses from continuing operations. The Company exercised its right to appeal the Amex's decision and a formal hearing was held on November 13, 2000. As of the filing of this report, the Company has received no final decision on the appeal.

      On November 17, 2000, upon notification that the Filing Parties intended to file the Petitions, Amex advised the Company that it was suspending trading of the Company's common stock, Series A Preferred Stock and warrants until such time as it could evaluate continued listing. If Amex determines not to reinstate its listing , we believe that the Company's common stock, Series A preferred stock and warrants will trade on the Over the Counter Bulletin Board.

      At a meeting of the Board of Directors held on November 17, 2000, Timothy Moran resigned as Chairman of the Board of Directors and a director, effective at 5:00 p.m. on November 20, 2000. Mr. Moran will remain as acting Chief Executive Officer. Frederick W. Rosenbauer, Jr. was elected by the Board as the new Chairman of the Board of Directors.

Item 6.  Exhibits and Reports on Form 8-K

      (a) Index and Exhibits

Exhibit No.       Description
-----------       -----------
27                Financial Data Schedule.

      (b)The following reports on Form 8-K have been filed by the Company during the last quarter of the period covered by this report:

           Form 8-K filed September 29, 2000 to report an Item [5] Event (receipt of delisting notice from Amex).

           Form 8-K filed November 20, 2000 to report an (i) Item 3 Event (announcement that Empire of Carolina, Inc. and Empire Industries, Inc. have filed voluntary petitions under Chapter 11 of the U.S. Bankruptcy Code) and (ii) two Item 5 Events (announcement that Timothy Moran has resigned as Chairman of the Board and director. and announcement that the Amex suspended the Company's listing upon notification of the Chapter 11 proceedings.)

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

  Dated:      November 20, 2000

                                                   EMPIRE OF CAROLINA, INC.


                                                   /s/  Thomas MacDougall
                                                   -----------------------------
                                                        Thomas MacDougall
                                                        Chief Financial Officer